Form 10QSB
period 1995-03-31
EXHIBITRONIX INC
filed 1997-07-10
CIK 827164

SECURITIES & EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB
              Annual Report Pursuant to Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

             For the Quarter Ended                     Commission File No.
                  March 31, 1995                           33-19345-LA

                            EXHIBITRONIX, INC.

                 Nevada                                      93-0943718
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                          Identification No.)

                          17492 Jordan Avenue #5C
                         Irvine, California 92612
                 (Address of Principal Executive Offices)

Registrant's telephone number including area code:            714-253-9600

Former name, former address, and former fiscal year end, if changed since last report.


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days:

             Yes   X       No
            -------      -------

Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date: June 17, 1997, 6,428,078 Shares

                            Exhibitronix, Inc.

                             TABLE OF CONTENTS

PART I    FINANCIAL STATEMENTS

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)

     Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . .3

     Statement of Operations . . . . . . . . . . . . . . . . . . . . . . .4

     Statement of Cash Flows . . . . . . . . . . . . . . . . . . . . . . .5

     Notes to Financial Statements . . . . . . . . . . . . . . . . . . . .6

ITEM 2    MANAGEMENT DISCUSSION AND FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . .6

PART II   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .7

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .8
                            Exhibitronix, Inc.
                    March 31, 1995 & December 31, 1994

                                                   March     December
                                                31, 1995     31, 1994
                                                ---------    ---------
                                  Assets

Current Assets
--------------

  Cash                                          $    -0-     $    -0-
                                                ---------    ---------
     Total Current Assets                       $    -0-     $    -0-
                                                =========    =========
Current Liabilities
-------------------
  Accounts Payable                              $    500     $    400

Stockholders' Equity
--------------------
  Common Stock 50,000,000 Shares
   Authorized at $0.001 par value
   1,028,078 Shares Issued &
   Outstanding Retroactively
   Restated                                        1,028        1,028
  Paid In Capital                                125,871      125,871
  Retained Earnings (Deficit)                   (127,399)    (127,299)
                                                ---------    ---------
     Total Stockholders' Equity                     (500)        (400)
                                                ---------    ---------
     Total Liabilities &
     Stockholders' Equity                       $    -0-     $    -0-
                                                =========    =========



 The accompanying notes are an integral part of these financial statements

                            Exhibitronix, Inc.
                         Statements of Operations
                     January 1, 1995 to March 31, 1995
                    & January 1, 1994 to March 31, 1994

                                                 January      January
                                                 1, 1995      1, 1994
                                                      to           to
                                                   March        March
                                                31, 1995     31, 1994
                                                ---------    ---------
Revenues                                        $    -0-     $    -0-
--------

Expenses
--------
  License & Tax                                      100          100
                                                ---------    ---------
     Total Expenses                                  100          100
                                                ---------    ---------
     Net Loss                                       (100)        (100)
                                                =========    =========
     Loss Per Share                                 (.00)        (.00)

     Weighted Average
     Shares Outstanding                        1,148,078    1,148,078



 The accompanying notes are an integral part of these financial statements

                            Exhibitronix, Inc.
                         Statements of Cash Flows
                     January 1, 1995 to March 31, 1995
                 and the January 1, 1994 to March 31, 1994

                                                   March        March
                                                31, 1995     31, 1994
                                                ---------    ---------

Cash Flows from Operating Activities
------------------------------------
  Net Loss                                      $   (100)    $   (100)
  Changes in Operating Liabilities:
   Increase (Decrease) in Accounts
    Payable                                          100          100
                                                ---------    ---------
     Net Cash Used by
     Operating Liabilities                           -0-          -0-

Cash Flows from Investing Activities                 -0-          -0-
-----------------------------------

Cash Flows from Financing Activities
-----------------------------------
  Sale of Common Stock                               -0-          -0-
                                                ---------    ---------
     Net Cash Provided by
     Financing Activities                            -0-          -0-
                                                ---------    ---------
     Increase in Cash and
     Cash Equivalents                                -0-          -0-

     Cash at Beginning of Period                     -0-          -0-
                                                ---------    ---------
     Cash at End of Period                      $    -0-     $    -0-
                                                =========    =========
Disclosures from Operating Activities
-------------------------------------
  Interest                                      $    -0-     $    -0-
  Taxes                                              -0-          -0-



 The accompanying notes are an integral part of these financial statements

                            Exhibitronix, Inc.
                 Notes to Financial Statements (Unaudited)
ITEM I

NOTE #1 - Basis of Presentation
--------------------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ending March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

ITEM II

Management's Discussion and Analysis of Financial Condition and Results of Operation

The Company has no operations, no assets or liabilities and is dependent upon its officers for its cash requirements which are $100 or less per year.

                                  PART II

                             OTHER INFORMATION

Item 1    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .None

Item 2    Changes in the Rights of the Company's
          Security Holders . . . . . . . . . . . . . . . . . . . . . . .None

Item 3    Defaults by the Company on its Senior Securities . . . . . . .None

Item 4    Results of Votes of Security Holders . . . . . . . . . . . . .None

Item 5    Other Information. . . . . . . . . . . . . . . . . . . . . . .None

Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .None

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


               /s/ June 17, 1997                /s/ Jay A. Geier
          Date -----------------             By:----------------------
               June 17, 1997                    Jay A. Geier, President
                                               Exhibitronix, Inc.