Form 10QSB
period 1995-09-30
EXHIBITRONIX INC
filed 1997-07-10
CIK 827164

SECURITIES & EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB
              Annual Report Pursuant to Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

             For the Quarter Ended                     Commission File No.
              September 30, 1995                           33-19345-LA

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

                                             X
                   Yes              No
                          _________ _________
     Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date: June 17, 1997, 6,428,078 Shares

                            Exhibitronix, Inc.

                             TABLE OF CONTENTS

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
                              Balance Sheets
                  September 30, 1995 & December 31, 1994

                                               September     December
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
                                              ===========  ===========



 The accompanying notes are an integral part of these financial statements

                            Exhibitronix, Inc.
                         Statements of Operations
                   July 1, 1995 to September 30, 1995 &
                   July 1, 1994 to September 30, 1994 &
                  January 1, 1995 to September 30, 1995 &
                   January 1, 1994 to September 30, 1994

                                    July        July      January     January
                              1, 1995 to  1, 1994 to   1, 1995 to  1, 1994 to
                               September   September    September   September
                                30, 1995    30, 1994     30, 1995    30, 1994
                              ----------- -----------  ----------- -----------
Revenues                      $      -0-  $      -0-   $      -0-  $      -0-
--------

Expenses
--------
  License & Tax                      -0-         -0-          100         100
                              ----------- -----------  ----------- -----------
     Total Expenses                  -0-         -0-          100         100
                              ----------- -----------  ----------- -----------
     Net Loss                        -0-         -0-         (100)       (100)
                              =========== ===========  =========== ===========
     Loss Per Share                 (.00)       (.00)        (.00)       (.00)

     Weighted Average
     Shares Outstanding        1,148,078   1,148,078    1,148,078   1,148,078






 The accompanying notes are an integral part of these financial statements

                                  - 4 -

                            Exhibitronix, Inc.
                         Statements of Cash Flows
                   January 1, 1995 to September 30, 1995
               and the January 1, 1994 to September 30, 1994

                                               September    September
                                                30, 1995     30, 1994
                                              -----------  -----------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                    $     (100)  $     (100)
  Changes in Operating Liabilities:
   Increase (Decrease) in Accounts
    Payable                                          100          100
                                              -----------  -----------
     Net Cash Used by
     Operating Liabilities                           -0-          -0-

Cash Flows from Investing Activities                 -0-          -0-
------------------------------------
Cash Flows from Financing Activities
------------------------------------
  Sale of Common Stock                               -0-          -0-
                                              -----------  -----------
     Net Cash Provided
     by Financing Activities                         -0-          -0-
                                              -----------  -----------
     Increase in Cash and
     Cash Equivalents                                -0-          -0-

     Cash at Beginning of Period                     -0-          -0-
                                              -----------  -----------
     Cash at End of Period                    $      -0-   $      -0-
                                              ===========  ===========
Disclosures from Operating Activities
-------------------------------------
  Interest                                    $      -0-   $      -0-
  Taxes                                              -0-          -0-


 The accompanying notes are an integral part of these financial statements

                            Exhibitronix, Inc.
                 Notes to Financial Statements (Unaudited)
ITEM I

NOTE #1 - Basis of Presentation
-------------------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month periods ending September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.


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


               /s/ June 17, 1997               Jay A. Geier
          Date _________________             By:__________________________
               June 17, 1997                   Jay A. Geier, President
                                               Exhibitronix, Inc.