Form 10KSB
period 1995-12-31
EXHIBITRONIX INC
filed 1997-07-10
CIK 827164

Exhibitronix, Inc.

                           Financial Statements

                         December 31, 1995 & 1994
/Letterhead/              Schvaneveldt & Company
                         Certified Public Company
                     275 East South Temple, Suite 300
                        Salt Lake City, Utah 84111
                               801-521-2392

Darrell T. Schvaneveldt, C.P.A.



                        Independent Auditors Report

Board of Directors
Exhibitronix, Inc.

     I have audited the accompanying balance sheets of Exhibitronix, Inc., as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 1995. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Exhibitronix, Inc., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.



/S/ Schvaneveldt & Company
Salt Lake City, Utah
April 28, 1997

                            Exhibitronix, Inc.
                              Balance Sheets
                        December 31, 1995 and 1994

                                                          1995        1994
                                                     ----------  ----------
Assets

Current Assets
--------------
  Cash                                               $     -0-   $     -0-
                                                     ----------  ----------
      Total Current Assets                           $     -0-   $     -0-
                                                     ==========  ==========
Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                                   $     500   $     400

Stockholders' Equity
--------------------
  Common Stock 50,000,000 Shares
   Authorized at $.001 Par Value
   1,028,078 Shares Issued &
   Outstanding Retroactively Restated                    1,028       1,028
  Paid In Capital                                      125,871     125,871
  Retained Earnings (Deficit)                         (127,399)   (127,299)
                                                     ----------  ----------
      Total Stockholders' Equity                          (500)       (400)
                                                     ----------  ----------
      Total Liabilities &
      Stockholders' Equity                           $     -0-   $     -0-
                                                     ==========  ==========

 The accompanying notes are an integral part of these financial statements

                            Exhibitronix, Inc.
                         Statements of Operations
              For the Years Ended December 31, 1995 and 1994

                                                          1995        1994
                                                     ----------  ----------
Revenues                                             $     -0-   $     -0-
--------                                             ----------  ----------

Expenses
--------
  Professional Fees                                        -0-         -0-
  Transfer Fees                                            -0-         -0-
  License & Tax                                            100         100
                                                     ----------  ----------
      Total Expenses                                       100         100
                                                     ----------  ----------
      Net Loss                                       $    (100)  $    (100)
                                                     ==========  ==========
      Loss Per Share                                      (.00)       (.00)

      Weighted Average Shares
      Outstanding                                    1,028,078   1,028,078


 The accompanying notes are an integral part of these financial statements

                               Exhibitronix, Inc.
                        Schedule of Stockholders' Equity
              For the Period January 1, 1994 to December 31, 1995


                                                   Common Stock          Paid In         Accumulated
                                      Shares     Amount    Capital      Earnings
                                 -----------------------------------------------
Balance, January 1, 1994
Shares Retroactively
Restated                           1,028,078    $ 1,028  $ 125,871    $ (127,199)

Net Loss for Year Ended
December 31, 1994                                                           (100)
                                  -----------------------------------------------
Balance, December 31, 1994         1,028,078      1,028    125,871      (127,299)

Net Loss for Year Ended
December 31, 1995                                                           (100)
                                  -----------------------------------------------
Balance, December 31, 1995         1,028,078    $ 1,028  $ 125,871    $ (127,399)
                                  ===============================================


   The accompanying notes are an integral part of these financial statements

                              Exhibitronix, Inc.
                            Statements of Cash Flows
                  For the Years Ended December 31, 1995 & 1994

                                                          1995        1994
                                                     ----------  ----------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                           $    (100)  $    (100)
  Changes in Operating Liabilities:
   Increase (Decrease) in Accounts Payable                 100         100
                                                     ----------  ----------
       Net Cash Used by
       Operating Activities                                -0-         -0-

Cash Flows from Investing Activities                       -0-         -0-
------------------------------------

Cash Flows from Financing Activities
------------------------------------
  Sale of Common Stock                                     -0-         -0-
                                                     ----------  ----------
       Net Cash Provided by
       Financing Activities                                -0-         -0-
                                                     ----------  ----------
       Increase in Cash Equivalents                        -0-         -0-

       Cash at Beginning of Period                         -0-         -0-
                                                     ----------  ----------
       Cash at End of Period                         $     -0-   $     -0-
                                                     ==========  ==========
Disclosures from Operating Activities
-------------------------------------
  Interest                                           $     -0-   $     -0-
  Taxes                                                    -0-         -0-



   The accompanying notes are an integral part of these financial statements

                          Exhibitronix, Inc.
                    Notes to Financial Statements

NOTE #1 - Organization
----------------------

     The Company was incorporated on November 29, 1986, as Fernwood Financial, Inc., under the laws of the state of Nevada. In 1988, the Company merged with Mimetics, Inc., a California Corporation and changed its name to Exhibitronix, Inc.

     The Company has three subsidiaries, the Tabery Corporation, Shows Up, and Modular Display Systems, Inc. The Company divested half of Modular Display Systems, Inc., in 1991. The Tabery Corporation filed Chapter Seven Bankruptcy in 1991, and Shows Up, ceased existence in 1991. In 1990-1991 the Company became insolvent and disposed of all of its assets to satisfy its creditors. Since 1991, the Company has had no operations.

NOTE #2 - Significant Accounting Policies
-----------------------------------------

(A)  The Company uses the accrual method of accounting.
(B) Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
(C) The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
(D) Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.
(E)  Inventories:   Inventories are stated at the lower of cost,
determined by the FIFO method or market.
(F)  Consolidation Policies:    The accompanying consolidated
financial statements include the accounts of the company and its majority - owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.
(G)  Depreciation:   The cost of property and equipment is depreciated
over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related assets or the estimated lives of the assets.
 Depreciation is computed on the straight line method for reporting purposes and for tax purposes.
(H)  Estimates:   The preparation of the financial statements in
conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE #3 - Going Concern
-----------------------

     The Company currently has no operations and its only source of operating capital is from its Officers. The Company seeks to find a business opportunity that can be acquired through merger or stock purchase that will provide cash flows.

                          Exhibitronix, Inc.
              Notes to Financial Statements -Continued-

NOTE #4 -Income Taxes & Net Operating Loss Carryforwards for Income Tax Purposes
--------------------------------------------------------------------------------

     The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                                          Year             Expiration
                                       of Loss     Amount        Date
                                      --------------------------------
                                          1987    $48,186        2002
                                          1988     24,093        2003
                                          1989     63,043        2004
                                          1990        100        2005
                                          1991        100        2006
                                          1992        100        2007
                                          1993        100        2008
                                          1994        100        2009
                                          1995        100        2010

     The Company has adopted FASB 109 to account for income taxes.
The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carryforwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.

                                                              1995       1994
                                                         ---------- ----------
Current Tax Asset Value of Net Operating
  Loss Carryforwards at Current Prevailing
  Federal Tax Rate                                       $  36,220  $  36,180
Evaluation Allowance                                       (36,220)   (36,180)
                                                         ---------- ----------
     Net Tax Assets                                      $     -0-  $     -0-
     Current Income Tax Expense                                -0-        -0-
     Deferred Income Tax Benefit                               -0-        -0-
