Form 10QSB
period 1996-03-31
EXHIBITRONIX INC
filed 1997-07-10
CIK 827164

SECURITIES & EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB
              Annual Report Pursuant to Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

             For the Quarter Ended                     Commission File No.
                  March 31, 1996                           33-19345-LA

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

                   Yes              No       X
                       ____________     ___________

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
                            Exhibitronix, Inc.
                    March 31, 1996 & December 31, 1995

                                                   March     December
                                                31, 1996     31, 1995
                                              -----------  -----------
                                  Assets

Current Assets
--------------
  Cash                                        $      -0-   $      -0-
                                              -----------  -----------
     Total Current Assets                     $      -0-   $      -0-
                                              ===========  ===========
Current Liabilities
-------------------
  Accounts Payable                            $      600   $      500

Stockholders' Equity
--------------------
  Common Stock 50,000,000 Shares
   Authorized at $0.001 par value
   1,028,078 Shares Issued &
   Outstanding Retroactively
   Restated                                        1,028        1,028
  Paid In Capital                                125,871      125,871
  Retained Earnings (Deficit)                   (127,499)    (127,399)
                                              -----------  -----------
     Total Stockholders' Equity                     (600)        (500)
                                              -----------  -----------
     Total Liabilities &
     Stockholders' Equity                     $      -0-   $      -0-
                                              ===========  ===========


 The accompanying notes are an integral part of these financial statements

                            Exhibitronix, Inc.
                         Statements of Operations
                     January 1, 1996 to March 31, 1996
                    & January 1, 1995 to March 31, 1995

                                                 January      January
                                                 1, 1996      1, 1995
                                                to March     to March
                                                31, 1996     31, 1995
                                              -----------  -----------
Revenues                                      $      -0-   $      -0-
--------                                      -----------  -----------

Expenses
--------
  License & Tax                                      100          100
                                              -----------  -----------
     Total Expenses                                  100          100
                                              -----------  -----------
     Net Loss                                       (100)        (100)
                                              ===========  ===========
     Loss Per Share                                 (.00)        (.00)

     Weighted Average
     Shares Outstanding                        1,148,078    1,148,078



 The accompanying notes are an integral part of these financial statements

                            Exhibitronix, Inc.
                         Statements of Cash Flows
                     January 1, 1996 to March 31, 1996
                 and the January 1, 1995 to March 31, 1995

                                                   March        March
                                                31, 1996     31, 1995
                                              -----------  -----------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                    $     (100)  $     (100)
  Changes in Operating Liabilities:
   Increase (Decrease) in Accounts
    Payable                                          100          100
                                              -----------  -----------
     Net Cash Used by
     Operating Liabilities                           -0-          -0-

Cash Flows from Investing Activities                 -0-          -0-
------------------------------------

Cash Flows from Financing Activities
------------------------------------
  Sale of Common Stock                               -0-          -0-
                                              -----------  -----------
     Net Cash Provided by
     Financing Activities                            -0-          -0-
                                              -----------  -----------
     Increase in Cash and
     Cash Equivalents                                -0-          -0-

     Cash at Beginning of Period                     -0-          -0-
                                              -----------  -----------
     Cash at End of Period                    $      -0-   $      -0-
                                              ===========  ===========
Disclosures from Operating Activities
-------------------------------------
  Interest                                    $      -0-   $      -0-
  Taxes                                              -0-          -0-



 The accompanying notes are an integral part of these financial statements

                            Exhibitronix, Inc.
                 Notes to Financial Statements (Unaudited)
ITEM I

NOTE #1 - Basis of Presentation
-------------------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ending March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


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


               /s/ June 17, 1997               /s/ Jay A. Geier
          Date _________________             By:________________________
               June 17, 1997                   Jay A. Geier, President
                                               Exhibitronix, Inc.