Form 10QSB
period 1996-06-30
EXHIBITRONIX INC
filed 1997-07-10
CIK 827164

SECURITIES & EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB
              Annual Report Pursuant to Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

             For the Quarter Ended                     Commission File No.
                   June 30, 1996                           33-19345-LA

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

                                             X
                    Yes __________   No __________

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
                              Balance Sheets
                     June 30, 1996 & December 31, 1995

                                                    June     December
                                                30, 1996     31, 1995
                                              -----------  -----------
                                  Assets

Current Assets
--------------
  Cash                                        $      -0-   $      -0-

     Total Current Assets                     $      -0-   $      -0-
                                              ===========  ===========
Current Liabilities
-------------------
  Accounts Payable                            $      600   $      500

Stockholders' Equity
--------------------
  Common Stock 50,000,000 Shares
   Authorized at $0.001 par value
   1,028,078 Shares Issued &
   Outstanding Retroactively
   Restated                                        1,028        1,028
  Paid In Capital                                125,087      125,087
  Retained Earnings (Deficit)                   (127,499)    (127,399)
                                              -----------  -----------
     Total Stockholders' Equity                     (600)        (500)
                                              -----------  -----------
     Total Liabilities &
     Stockholders' Equity                     $      -0-   $      -0-
                                              ===========  ===========


 The accompanying notes are an integral part of these financial statements

                                   - 3 -

                            Exhibitronix, Inc.
                         Statements of Operations
                     April 1, 1996 to June 30, 1996 &
                     April 1, 1995 to June 30, 1995 &
                    January 1, 1996 to June 30, 1996 &
                     January 1, 1995 to June 30, 1995

                                   April       April      January     January
                                 1, 1996     1, 1995      1, 1996     1, 1995
                                 to June     to June      to June     to June
                                30, 1996    30, 1995     30, 1996    30, 1995
                              ----------- -----------  ----------- -----------
Revenues                      $      -0-  $      -0-   $      -0-  $      -0-
--------

Expenses
--------
  License & Tax                      -0-         -0-          100         100
                              ----------- -----------  ----------- -----------

     Total Expenses                  -0-         -0-          100         100
                              ----------- -----------  ----------- -----------
     Net Loss                        -0-         -0-         (100)       (100)
                              =========== ===========  =========== ===========
     Loss Per Share                 (.00)       (.00)        (.00)       (.00)

     Weighted Average
     Shares
     Outstanding               1,148,078   1,148,078    1,148,078   1,148,078



 The accompanying notes are an integral part of these financial statements

                                   - 4 -

                            Exhibitronix, Inc.
                         Statements of Cash Flows
                     January 1, 1996 to June 30, 1996
                 and the January 1, 1995 to June 30, 1995

                                                    June         June
                                                30, 1996     30, 1995
                                              -----------  -----------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                    $     (100)  $     (100)
  Changes in Operating Liabilities:
   Increase (Decrease) in Accounts
    Payable                                          100          100
                                              -----------  -----------
     Net Cash Used by
     Operating Liabilities                           -0-          -0-

Cash Flows from Investing Activities                 -0-          -0-
------------------------------------
Cash Flows from Financing Activities
------------------------------------
  Sale of Common Stock                               -0-          -0-
                                              -----------  -----------
     Net Cash Provided by
     Financing Activities                            -0-          -0-
                                              -----------  -----------
     Increase in Cash and
     Cash Equivalents                                -0-          -0-

     Cash at Beginning of Period                     -0-          -0-

     Cash at End of Period                    $      -0-   $      -0-
                                              ===========  ===========
Disclosures from Operating Activities
-------------------------------------
  Interest                                    $      -0-   $      -0-
  Taxes                                              -0-          -0-


 The accompanying notes are an integral part of these financial statements

                                   - 5 -

                            Exhibitronix, Inc.
                 Notes to Financial Statements (Unaudited)
ITEM I

NOTE #1 - Basis of Presentation
-------------------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month periods ending June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.



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


               /S/ June 17, 1997               /S/ Jay A. Geier
          Date _________________             By:___________________________
               June 17, 1997                   Jay A. Geier, President
                                               Exhibitronix, Inc.
