Form 10QSB
period 1996-09-30
EXHIBITRONIX INC
filed 1997-07-10
CIK 827164

SECURITIES & EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB
              Annual Report Pursuant to Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

             For the Quarter Ended                     Commission File No.
              September 30, 1996                           33-19345-LA

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
                              Balance Sheets
                  September 30, 1996 & December 31, 1995

                                               September     December
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
                                              ===========  ===========



 The accompanying notes are an integral part of these financial statements

                                   - 3 -

                            Exhibitronix, Inc.
                         Statements of Operations
                   July 1, 1996 to September 30, 1996 &
                   July 1, 1995 to September 30, 1995 &
                  January 1, 1996 to September 30, 1996 &
                   January 1, 1995 to September 30, 1995

                                    July        July      January     January
                              1, 1996 to  1, 1995 to   1, 1996 to  1, 1995 to
                               September   September    September   September
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




 The accompanying notes are an integral part of these financial statements

                                   - 5 -

                            Exhibitronix, Inc.
                         Statements of Cash Flows
                   January 1, 1996 to September 30, 1996
               and the January 1, 1995 to September 30, 1995

                                               September    September
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

 The accompanying notes are an integral part of these financial statements

                                   - 5 -

                            Exhibitronix, Inc.
                 Notes to Financial Statements (Unaudited)
ITEM I

NOTE #1 - Basis of Presentation
-------------------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month periods ending September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


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


               /S/ June 17, 1997               /S/ Jay A. Geier
          Date ___________________             By:________________________
               June 17, 1997                   Jay Geier, President
                                               Exhibitronix, Inc.
