Form 10KSB
period 1996-12-31
EXHIBITRONIX INC
filed 1997-07-10
CIK 827164

Exhibitronix, Inc.

                           Financial Statements

                         December 31, 1996 & 1995
/Letterhead/              Schvaneveldt & Company
                         Certified Public Company
                     275 East South Temple, Suite 300
                        Salt Lake City, Utah 84111
                               801-521-2392

Darrell T. Schvaneveldt, C.P.A.



                        Independent Auditors Report

Board of Directors
Exhibitronix, Inc.

     I have audited the accompanying balance sheets of Exhibitronix, Inc., as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 1996. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Exhibitronix, Inc., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.



/S/ Schvaneveldt & Company
Salt Lake City, Utah
April 28, 1997

                            Exhibitronix, Inc.
                              Balance Sheets
                        December 31, 1996 and 1995

                                                          1996        1995
                                                     ----------  ----------
Assets

Current Assets
--------------
  Cash                                               $     -0-   $     -0-
                                                     ----------  ----------
      Total Current Assets                           $     -0-   $     -0-
                                                     ==========  ==========
Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                                   $     600   $     500

Stockholders' Equity
--------------------
  Common Stock 50,000,000 Shares
   Authorized at $.001 Par Value
   1,028,078 Shares Issued &
   Outstanding Retroactively Restated                    1,028       1,028
  Paid In Capital                                      125,871     125,871
  Retained Earnings (Deficit)                         (127,499)   (127,399)
                                                     ----------  ----------
      Total Stockholders' Equity                          (600)       (500)
                                                     ----------  ----------
      Total Liabilities &
      Stockholders' Equity                           $     -0-   $     -0-
                                                     ==========  ==========


 The accompanying notes are an integral part of these financial statements

                            Exhibitronix, Inc.
                         Statements of Operations
              For the Years Ended December 31, 1996 and 1995

                                                          1996        1995
                                                     ----------  ----------
Revenues                                             $     -0-   $     -0-
                                                     ----------  ----------
Expenses
--------
  Professional Fees                                        -0-         -0-
  Transfer Fees                                            -0-         -0-
  License & Tax                                            100         100
                                                     ----------  ----------
      Total Expenses                                       100         100
                                                     ----------  ----------
      Net Loss                                       $    (100)  $    (100)
                                                     ==========  ==========
      Loss Per Share                                      (.00)       (.00)

      Weighted Average Shares
      Outstanding                                    1,028,078   1,028,078



 The accompanying notes are an integral part of these financial statements

                               Exhibitronix, Inc.
                        Schedule of Stockholders' Equity
              For the Period January 1, 1995 to December 31, 1996


                                     Common Stock      Paid In    Accumulated
                                  Shares     Amount    Capital       Earnings
                                ----------------------------------------------

Balance, January 1, 1995
Retroactively Restated             1,028,078    $ 1,028  $ 125,871   $ (127,299)

Net Loss for Year Ended
December 31, 1995                                                          (100)
                                  ----------------------------------------------
Balance, December 31, 1995         1,028,078      1,028    125,871     (127,399)

Net Loss for Year Ended
December 31, 1996                                                          (100)
                                  ----------------------------------------------
Balance, December 31, 1996         1,028,078    $ 1,028  $ 125,871   $ (127,499)
                                  ==============================================



   The accompanying notes are an integral part of these financial statements

                              Exhibitronix, Inc.
                            Statements of Cash Flows
                 For the Years Ended December 31, 1996 and 1995


                                                         1996         1995
                                                    ----------   ----------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                          $    (100)   $    (100)
  Changes in Operating Liabilities:
   Increase (Decrease) in Accounts
     Payable                                              100          100
                                                    ----------   ----------
       Net Cash Used by
       Operating Activities                               -0-          -0-

Cash Flows from Investing Activities                      -0-          -0-
------------------------------------

Cash Flows from Financing Activities
------------------------------------
  Sale of Common Stock                                    -0-          -0-
                                                    ----------   ----------
       Net Cash Provided by
       Financing Activities                               -0-          -0-
                                                    ----------   ----------
       Increase in Cash Equivalents                       -0-          -0-

       Cash at Beginning of Period                        -0-          -0-
                                                    ----------   ----------
       Cash at End of Period                        $     -0-    $     -0-
                                                    ==========   ==========
Disclosures from Operating Activities
-------------------------------------
  Interest                                          $     -0-    $     -0-
  Taxes                                                   -0-          -0-


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

                          Exhibitronix, Inc.
              Notes to Financial Statements -Continued-

NOTE #4 -Income Taxes & Net Operating Loss Carryforwards for Income Tax Purposes
--------------------------------------------------------------------------------

     The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                                        Year            Expiration
                                     of Loss    Amount        Date
                                    -------------------------------
                                        1987  $ 48,186        2002
                                        1988    24,093        2003
                                        1989    63,043        2004
                                        1990       100        2005
                                        1991       100        2006
                                        1992       100        2007
                                        1993       100        2008
                                        1994       100        2009
                                        1995       100        2010
                                        1996       100        2011

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

                                                     1996      1995      1994
                                                 --------- --------- ---------
Current Tax Asset Value of Net Operating
  Loss Carryforwards at Current Prevailing
  Federal Tax Rate                               $ 36,260  $ 36,220  $ 36,180
Evaluation Allowance                              (36,260)  (36,220)  (36,180)
                                                 --------- --------- ---------
     Net Tax Assets                              $    -0-  $    -0-  $    -0-
     Current Income Tax Expense                       -0-       -0-       -0-
     Deferred Income Tax Benefit                      -0-       -0-       -0-
