Form 10QSB
period 1997-03-31
EXHIBITRONIX INC
filed 1997-07-10
CIK 827164

SECURITIES & EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB
              Annual Report Pursuant to Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

             For the Quarter Ended                     Commission File No.
                  March 31, 1997                           33-19345-LA

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

                                             X
                   Yes              No
                       ____________    ___________
     Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date: June 17, 1997, 6,428,078 Shares

                            Exhibitronix, Inc.

                             TABLE OF CONTENTS

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
                              Balance Sheets
                    March 31, 1997 & December 31, 1996

                                                   March     December
                                                31, 1997     31, 1996
                                              -----------  -----------
                                  Assets

Current Assets
--------------
  Cash                                        $    3,590   $      -0-
                                              -----------  -----------
     Total Current Assets                     $    3,590   $      -0-
                                              ===========  ===========
Current Liabilities
-------------------
  Accounts Payable                            $      -0-   $      600
                                              -----------  -----------
Stockholders' Equity
--------------------
  Common Stock 50,000,000 Shares
   Authorized at $0.001 par value
   6,428,078 Shares & 1,028,078
    Shares Issued & Outstanding
    Retroactively Restated                         6,428        1,028
  Paid In Capital                                125,871      125,871
  Retained Earnings (Deficit)                   (128,709)    (127,499)
                                              -----------  -----------
     Total Stockholders' Equity                    3,590         (600)
                                              -----------  -----------
     Total Liabilities &
     Stockholders' Equity                     $    3,590   $      -0-
                                              ===========  ===========


 The accompanying notes are an integral part of these financial statements

                            Exhibitronix, Inc.
                         Statements of Operations
                     January 1, 1997 to March 31, 1997
                    & January 1, 1996 to March 31, 1996

                                                 January      January
                                                 1, 1997      1, 1996
                                                to March     to March
                                                31, 1997     31, 1996
                                              -----------  -----------
Revenues                                      $      -0-   $      -0-
--------                                      -----------  -----------

Expenses
--------
  Professional Fees                                1,120          -0-
  Transfer Fees                                       40          -0-
  License & Tax                                       50          100
                                              -----------  -----------
     Total Expenses                                1,210          100
                                              -----------  -----------
     Net Loss                                     (1,210)        (100)
                                              ===========  ===========
     Loss Per Share                                 (.00)        (.00)

     Weighted Average
     Shares Outstanding                        2,828,095    1,148,078


 The accompanying notes are an integral part of these financial statements

                                   - 4 -

                            Exhibitronix, Inc.
                         Statements of Cash Flows
                     January 1, 1997 to March 31, 1997
                 and the January 1, 1996 to March 31, 1996

                                                   March        March
                                                31, 1997     31, 1996
                                              -----------  -----------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                    $   (1,210)  $     (100)
  Changes in Operating Liabilities:
   Increase (Decrease) in Accounts
    Payable                                         (600)         100
                                              -----------  -----------
     Net Cash Used by
     Operating Liabilities                       (1,810)          -0-

Cash Flows from Investing Activities                 -0-          -0-
------------------------------------

Cash Flows from Financing Activities
------------------------------------

  Sale of Common Stock                             5,400          -0-
                                              -----------  -----------
     Net Cash Provided by
     Financing Activities                          5,400          -0-
                                              -----------  -----------
     Increase in Cash and
     Cash Equivalents                              3,590          -0-

     Cash at Beginning of Period                     -0-          -0-
                                              -----------  -----------
     Cash at End of Period                    $    3,590   $      -0-
                                              ===========  ===========
Disclosures from Operating Activities
-------------------------------------
  Interest                                    $      -0-   $      -0-
  Taxes                                              -0-          -0-


 The accompanying notes are an integral part of these financial statements

                            Exhibitronix, Inc.
                 Notes to Financial Statements (Unaudited)
ITEM I

NOTE #1 - Basis of Presentation
-------------------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ending March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


ITEM II

Management's Discussion and Analysis of Financial Condition and Results of Operation

The Company has no operations, no assets or liabilities and is dependent upon its officers for its cash requirements. In the quarter ended March 1997, an Officer and others invested $5,400 for 5,400,000 shares of common stock. The Company currently is seeking to find a business opportunity that will provide operations and a source of working capital for the Company.

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