Form 10QSB
period 1997-06-30
EXHIBITRONIX INC
filed 1997-08-22
CIK 827164

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

             For the Quarter Ended                     Commission File No.
                   June 30, 1997                           33-19345-LA

                               EXHIBITRONIX, INC.

           Nevada                                          93-0943718
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                          Identification No.)

                             17492 Jordan Avenue #5C
                            Irvine, California 92615
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

                    Yes     X       No
                         ---------    ---------
     Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date: August 15, 1997 6,548,078 Shares

                               Exhibitronix, Inc.

                                TABLE OF CONTENTS

PART I    FINANCIAL STATEMENTS

     ITEM 1.   FINANCIAL STATEMENTS (Unaudited)

          Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . .3

          Statement of Operations. . . . . . . . . . . . . . . . . . . . .4

          Statement of Cash Flows. . . . . . . . . . . . . . . . . . . . .5

          Notes to Financial Statements. . . . . . . . . . . . . . . . . .6

ITEM 2    MANAGEMENT DISCUSSION AND FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . .6

PART II   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .7

               SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . .8
                               Exhibitronix, Inc.
                        June 30, 1997 & December 31, 1996

                                                   June      December
                                               30, 1997      31, 1996
                                             -----------   -----------

                                     Assets

Current Assets
--------------
  Cash                                       $    3,381    $      -0-
                                             -----------   -----------
     Total Current Assets                    $    3,381    $      -0-
                                             ===========   ===========
Current Liabilities
-------------------
  Accounts Payable                           $    3,381    $      600

Stockholders' Equity
--------------------
  Common Stock 50,000,000 Shares
   Authorized at $0.001 par value
   6,428,078 Shares & 1,028,078
   Shares Issued & Outstanding
   Respectively Retroactively Restated            6,428         1,028
  Paid In Capital                               125,871       125,871
  Retained Earnings (Deficit)                  (132,299)     (127,499)
                                             -----------   -----------
     Total Stockholders' Equity                     -0-          (600)
                                             -----------   -----------
     Total Liabilities &
    Stockholders' Equity                     $    3,381    $      -0-
                                             ===========   ===========

                               Exhibitronix, Inc.
                            Statements of Operations
                        April 1, 1997 to June 30, 1997 &
                        April 1, 1996 to June 30, 1996 &
                       January 1, 1997 to June 30, 1997 &
                        January 1, 1996 to June 30, 1996

                               April        April     January      January
                             1, 1997      1, 1996     1, 1997      1, 1996
                             to June      to June     to June      to June
                            30, 1997     30, 1996    30, 1997     30, 1996
                          -----------  ----------- -----------  -----------

Revenues                  $      -0-   $      -0-  $      -0-   $      -0-
--------                  -----------  ----------- -----------  -----------

Expenses
--------
  Professional                 3,328          -0-       4,448          -0-
  Office Expenses                162          -0-         202          -0-
  License & Tax                  100          -0-         150          100
                          -----------  ----------- -----------  -----------

     Total Expenses            3,590          -0-       4,800          100
                          -----------  ----------- -----------  -----------
     Net Loss                  3,590          -0-      (4,800)        (100)
                          ===========  =========== ===========  ===========
     Loss Per Share             (.00)        (.00)       (.00)        (.00)

     Weighted Average
     Shares Outstanding    6,428,078    1,148,078   6,428,078    1,148,078


                               Exhibitronix, Inc.
                            Statements of Cash Flows
                        January 1, 1997 to June 30, 1997
                    and the January 1, 1996 to June 30, 1996

                                                         June         June
                                                     30, 1997     30, 1996
                                                   -----------  -----------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                         $   (4,800)  $     (100)
  Changes in Operating Liabilities:
   Increase (Decrease) in Accounts Payable              2,781          100
                                                   -----------  -----------
     Net Cash Used by Operating Liabilities            (2,019)         -0-

Cash Flows from Investing Activities                      -0-          -0-
------------------------------------

Cash Flows from Financing Activities
------------------------------------
  Sale of Common Stock                                  5,400          -0-
                                                   -----------  -----------
     Net Cash Provided by Financing Activities          5,400          -0-
                                                   -----------  -----------
     Increase in Cash and Cash Equivalents              3,381          -0-

     Cash at Beginning of Period                          -0-          -0-
                                                   -----------  -----------
     Cash at End of Period                         $    3,381   $      -0-
                                                   ===========  ===========
Disclosures from Operating Activities
-------------------------------------
  Interest                                         $      -0-   $      -0-
  Taxes                                                   -0-          -0-

                               Exhibitronix, Inc.
                    Notes to Financial Statements (Unaudited)
ITEM I

NOTE #1 - Basis of Presentation
-------------------------------
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ending June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


ITEM II

Management's Discussion and Analysis of Financial Condition and Results of Operation

The Company has no operations, no assets or liabilities and is dependent upon its officers for its cash requirements. In the quarter ended March 1997, an Officer and others invested $5,400 for 5,400,000 shares of common stock. In the quarter ended June 30, 1997, the Company had no revenues and incurred expenses in updating its financial statements to a current status and filing tax returns to the current date. The Company currently is seeking to find a business opportunity that will provide operations and a source of working capital for the Company.

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


                    /S/ August 17, 1997             /S/ Jay Geier
               Date -------------------           By:--------------------
                    August 17, 1997               Jay Geier, President
                                                  Exhibitronix, Inc.