Form 10KSB/A
period 1995-12-31
EXHIBITRONIX INC
filed 1997-09-11
CIK 827164

_________________________________________________________________

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
(Mark One)

               [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                 For the fiscal year ended December 31, 1995

             [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                 For the transition period from __________ to ___________
                     Commission file number 33-19345-LA

                               EXHIBITRONIX, INC.
        _________________________________________________________________

                 (Name of small business issuer in its charter)

                  Nevada                          93-0943718
        _________________________________________________________________

                 (State or other jurisdiction of       (I.R.S. Employer
                 incorporation or organization)       Identification No.)

            5234 Michelson Avenue #23D, Irvine, California      92612
         ______________________________________________________________
            (Address of principal executive offices)      (Zip Code)

            Issuer's telephone number   (714) 253-9600
                                        ______________
         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.001 Par Value Per Share
        _________________________________________________________________

                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes   X   No
                                                               -----    -----
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year.$-0-
                                                             -----
     The aggregate market value of registrant's common stock held by non-affiliates of the registrant is $-0- based upon the average bid and asked price of the common stock on June 17, 1997.

     Number of shares of Common Stock outstanding as of June 17, 1997: 6,428,078 shares.

                                     Part I

ITEM 1.   DESCRIPTION OF BUSINESS.

History and Organization
________________________

     Exhibitronix, Inc., (the "Company") was organized under the laws of the State of Nevada on September 29, 1986, for the primary purpose of seeking selected mergers or acquisitions with a small number of business entities expected to be private companies, partnerships, or sole proprietorships. In November of 1988, the Company completed the first of its three business combination transactions, through a merger with Mimetics, Inc., a California corporation, following which the Company changed its name to Exhibitronix, Inc.
Thereafter, the Company had a total of three subsidiaries   Tabery Corporation,
Shows Up, and Modular Display Systems, Inc. The Company divested one half of Modular Display Systems, Inc., in 1991; the Tabery Corporation filed for protection under Chapter 7 of the United States Bankruptcy Code in 1991; and Shows Up ceased existence in 1991. During 1990 and 1991, the Company disposed of all of its assets to satisfy its creditors and, since 1991, has conducted no operations.

     Commencing the first quarter of 1997, the Company has begun to engage in preliminary efforts intended to identify possible merger or acquisition "targets" and has neither conducted negotiations concerning, nor entered into a letter of intent for any possible mergers or acquisitions. All data in this Annual Report have been adjusted to reflect a one for five reverse split of the shares of the Company's common stock, effective March of 1997.

Plan of Operation
_________________

     The Company has, and for the foreseeable future expects to have, insufficient capital with which to provide merger or acquisition candidates with substantial cash or other assets. However, Management believes the Company will offer owners of potential merger or acquisition candidates the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than would be required for them to conduct an initial public offering. A target company will, however, incur significant post merger or acquisition registration costs in the event target company shareholders wish to offer a portion of their shares for subsequent sale. Further, while target company shareholders will receive "restricted securities" in any merger or acquisition transaction, those restricted securities will represent, if a trading market develops for the Company's common stock, ownership in a "publicly traded" as opposed to a "privately held" company. Management also believes target company shareholders may benefit in obtaining a greater ownership percentage in the Company remaining after a merger or acquisition than may be the case in the event a target company offered its shares directly for sale to the public. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for target company shareholders.

     The Company expects to concentrate primarily on the identification and evaluation of prospective merger or acquisition "target" entities including private companies, partnerships, or sole....
                                      - 2 -

 ....proprietorships.  The Company does not intend to act as a general or limited partner in connection with partnerships it may merge with or acquire.
Management has not identified any particular area of interest within which the Company will concentrate its efforts.

     Management contemplates that the Company will seek to merge with or acquire a target company with either assets or earnings, or both, and that preliminary evaluations undertaken by the Company will assist in identifying possible target companies. The Company has not established a specific level of earnings or assets below which the Company would not consider a merger or acquisition with a target company. Moreover, management may identify a target company which is generating losses which it will seek to acquire or merge with the Company. The merger with or acquisition of a target company which is generating losses or which has negative shareholders' equity may have a material adverse affect on the price of the Company's Common Shares.

Plan of Acquisition
___________________

     The Company intends to follow a systematic approach to identify its most suitable acquisition candidates.

     First, management intends to concentrate on identifying any number of preliminary prospects that may be brought to the attention of management through present associations. Management will then apply certain of its broad criteria to the preliminary prospects. Essentially, this will entail a determination by management as to whether or not the prospects are in an industry which appears promising and whether or not the prospects themselves have potential within their own industries. During this initial screening process, management will ask and receive answers to questions framed to provide appropriate threshold information, depending upon the nature of the prospect's business. Such evaluation is not expected to be an in depth analysis of the target company's operations although it will encompass a look at most, if not all, of the same areas to be examined once one or more target companies are selected for an in depth review. For instance, at this stage, management may look at a prospect's unaudited balance sheet. Once a prospect is selected for an in depth review, management will review the prospect's audited financial statements. Nevertheless, management anticipates this evaluation will provide a broad overview of the business of the target company and should allow a large percentage of preliminary prospects to be eliminated from further consideration.

     Assuming management is able to complete the preliminary evaluation process and select a limited number of companies for further study, of which there can be no assurance, the Company may enter into preliminary negotiations with target company management in order to obtain detailed financial and operational information. Following the Company's receipt of such information, management will conduct an in depth analysis of five (5) major areas of concern with respect to the target company as follows:

     1. MANAGERIAL AND FINANCIAL STABILITY. Management of the Company will review audited financial statements of the target company and will also research the background of each director and member of management of the target company in order to discern whether the stability of the Company is such that further negotiations are warranted.
                                      - 3 -

     2. INDUSTRY STATUS. Management will research the potential of the target company's industry. The concern here is whether the industry is in a growth, stagnant or declining stage.

     3. PRODUCTION OF PRODUCT. If the target company is a manufacturer, management will review whether it has the necessary resources or access to the necessary resources and supplies to produce a quality product in a timely manner.

     4. ACCEPTANCE AND POTENTIAL OF PRODUCT. Management will review the acceptance of the target company's product in the market place. Management will also review whether or not the product is realistic (therefore, is there potential for the product to be workable and for it to fulfill its intended purpose).

     5. DEVELOPMENT OF TARGET COMPANY. Management will review the target com-pany's stage of development, E.G., start up or established company.

     The foregoing is an outline of the areas of concern which most often arise and merit careful scrutiny by management. Because of the possible varieties of target companies which may come to the attention of management, additional factors will most likely be considered in any given analysis. Also, the procedures used in such a review are expected to vary depending upon the target company being analyzed. Management may select a target company for further negotiations even though the target may not receive a favorable evaluation as to some of the five areas of concern.

     Management considers it unlikely that it will evaluate more than two or three firms on this basis in view of capital and managerial time constraints. Following the identification of at most one or two target companies which appear to be suitable merger or acquisition candidates, the Company expects to commission appraisals, professional studies of reserve and asset reports to be conducted by outside consultants. The Company has limited funds with which to engage consultants and, accordingly, management intends to conserve such funds pending management's evaluation.

     Management expects to enter into further negotiations with target company management following successful conclusion of financial and evaluation studies. Negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's stockholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then stockholders.

     The final stage of any merger or acquisition to be effected by the Company will require the Company to retain the services of its counsel and a qualified accounting firm in order to properly effect the merger or acquisition. The Company may be expected to incur significant legal fees...
                                      - 4 -

 ...and accounting costs during the final stages of a merger or acquisition. Also, if the merger or acquisition is successfully completed, management anticipates that certain costs will be incurred for public relations, such as the dissemination of information to the public, to the stockholders and to the financial community. If the Company is unable to complete the merger or acquisition for any reason, the Company's capital may be substantially depleted
if legal fees and accounting costs have been incurred.   Management intends to
retain legal and accounting services only on an as needed basis in the latter stages of a proposed merger or acquisition.

     Management expects that it will be necessary to raise funds at such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions. There can be no assurance that funds for such purposes will be available to the Company on acceptable terms or at all.

Competition
___________

     The Company will remain an insignificant participant among the firms which engage in mergers with and acquisitions of privately financed entities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Regulation and Taxation
_______________________

     The Company could be subject to regulation under the Investment Company Act of 1940 in the event the Company obtains and continues to hold a minority interest in a number of entities. However, management intends to seek at most one or two mergers or acquisitions and management's plan of operation is based upon the Company obtaining a controlling interest in any merger or acquisition target company and, accordingly, the Company may be required to discontinue any prospective merger or acquisition of any company in which a controlling interest will not be obtained.

     The Company could also be required to register under the Investment Company Act of 1940 in the event the Company comes within the definition of an Investment Company contained in that Act due to its assets consisting principally of shareholdings held in a number of subsidiaries. Management intends to seek at most one or two mergers or acquisitions, which transactions will not result in the Company holding an interest in any subsidiaries.

     Any securities which the Company acquires in exchange for its Common Stock will be "restricted securities" within the meaning of the Securities Act of 1933 (the "1933 Act"). If the Company elected to resell such securities, such sale could not proceed unless a registration statement had been declared effective by the Securities and Exchange Commission or an exemption from registration was available. Section 4(2) of the 1933 Act, which exempts sales of securities not involving any public offering, would in all likelihood be available since it is likely that any such sale would be a block sale to a private investor to raise additional capital. Although management's plan of operation does not contemplate resale of securities acquired, in the event such a sale were necessary, the Company would be required to comply with the provisions of the 1933 Act.
                                      - 5 -

    As a condition to any merger or acquisition, it is possible that management of the target company may request registration of the Company's Common Shares to be received by target company's shareholders. In such event, the Company could incur registration costs, and management intends to require the target company to bear most, if not all, of the cost of any such registration. If the Company does contribute toward the cost of such registration, its maximum contribution will be limited to the extent that it can raise capital, on a debt or equity basis. No such offering is currently planned and there can be no assurance that any funds will be available for the Company at the time or under terms acceptable to the Company or at all. Alternatively, the Company may issue "restricted securities" to any prospective target company, which securities may be subsequently registered for sale or sold in accordance with Rule 144 of the Securities Act of 1933.

     The Company intends to structure a merger or acquisition in such a manner as to minimize federal and state tax consequences to the Company and any target company.

Employees
_________

     The Company presently has one employee, its President, Jay A. Geier, who will devote as much time as necessary to the affairs of the Company. The Company may also engage, from time to time, services of outside consultants to assist it in evaluation of the prospective target companies.

     There is no provision for any bonus payments or benefits; however, bonuses may be granted to any or all officers (or directors) at the discretion of the Board of Directors. The Company does not anticipate in the near future entry into employment agreements with its officers or directors. Although directors do not receive compensation for their services as Directors as such, directors may be reimbursed for expenses incurred in attending board meetings.

ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company maintains its offices on the property of its President. Mr. Geier will not receive any rent, but will be reimbursed for out of pocket expenses. The office is located at 5234 Michelson Avenue #23D, Irvine, California 92612.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not a party to any legal proceedings and management is not aware of any threatened legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted during the fourth quarter of the year ended December 31, 1995, to a vote of security holders through the solicitation of proxies or otherwise.
                                      - 6 -

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is currently not traded and has not been traded during the preceding two years.

     The Company did not declare or pay any dividends during either of its fiscal years ended December 31, 1995, and 1994. Payment of dividends, if any, on the Common Stock, is dependent upon the amounts of future after tax earnings, if any, of the Company and is subject to the discretion of its Board of Directors. The Board of Directors is not legally obligated to declare dividends, even if the Company is profitable. To date, the Company has not declared or paid any dividends. The Company intends to employ all available funds to finance the growth of its business and, accordingly, does not intend to declare or pay any dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations
_____________________

         During the years ended December 31, 1994, and 1995, the Company had no operations and generated no operating revenues. Management does not anticipate the Company will earn any revenue except a minimal amount of interest until following the conclusion of a merger or acquisition. There can be no assurance that the Company will enter any such merger or acquisition or that such transaction will prove profitable to the Company or its stockholders.

Liquidity and Capital Resources
_______________________________

         The Company has virtually no assets or liabilities and from and after January 1, 1997, has been dependent upon its officers for its minimal cash requirements. Management anticipates operational costs will remain limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions. There can be no assurance that funds for such purposes will be available to the Company on acceptable terms or at all.

         The Company has no long term capital commitments.

ITEM 7.  FINANCIAL STATEMENTS.

         See Index to Financial Statements at page 12.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There have been no events or conditions requiring reporting under the requirements of this item.
                                      - 7 -

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The directors and executive officers of the Company are:

                                                                Director
Name of Individual      Age   Position                            Since
__________________      ____  _______________________________   ________
Jay A. Geier             39   President, Chief Executive        1996
                              Officer, and a Director
Ronald W. Shepston       50   Chief Financial Officer and       1996
                              a Director
Heather Montgomery       21   Secretary and a Director          1996


     Each of the Company's directors has been elected to serve until the next meeting of stockholders. Except as described below, there are no arrangements or understandings between any director and any other person pursuant to which any person was elected or nominated as a director. The Company's executive officers serve at the discretion of the Board of Directors.

     Mr. Geier has served as President, Chief Executive Officer, and as a director of the Company since December of 1996. He is a founder of the Company and was one of the individuals responsible for its first acquisition. For more than the past five years, Mr. Geier has been an independent business consultant for public and private companies (both within the United States and internationally) in marketing, manufacturing, hospitality, and information systems. He is currently the owner of two private businesses. Mr. Geier received his B.S. with honors from Purdue University, West Lafayette, Indiana, in 1979.

     Ronald W. Shepston has served as Chief Financial Officer and as a director of the Company since December of 1996. From September 1995 through the present, he has been employed by Matsushita Avionics Systems Corporation as a System Test and Integration Engineer. Prior to that, commencing in November 1990, he was employed by Hughes Avicom International, Inc., as a Systems Engineer. Mr. Shepston was formerly affiliated with the Company during its ownership of Mimetics, Inc. He received his B.S.E.E. from the University of Illinois, Urbana Campus, in December of 1975.

     Ms. Montgomery has served as Secretary and as a director of the Company since December of 1996. As of the date of this Annual Report, she is a full time student at California State University, Long Beach, majoring in film production. Between May and August of 1996, Ms. Montgomery was an Administrative Assistant to Rysher Entertainment in Burbank, California. Prior to that, commencing November 1992, she was a Production Assistant with Lerner Productions. Ms. Montgomery holds an Associate of Arts Degree from Saddleback College, Orange County, California.
                                      - 8 -

Meetings.

     The Company's Board of Directors did not meet during the fiscal year ended December 31, 1995.

ITEM 10.  EXECUTIVE COMPENSATION.

                                                          Long Term Compensation
                                                 ___________________________________
                           Annual Compensation                 Awards       Payouts
                       ____________________________________________________________
                                          Other    Restic-                      All
Name                                     Annual        ted                    Other
and                                     Compen-      Stock            LTIP  Compen-
Principal                  Salary Bonus  sation   Award(s) Options/Payouts   sation
Position             Year     ($)   ($)     ($)        ($)  SARs(#)    ($)      ($)
_____________________________________________________________________________________
Jay A. Geier         1995    $-0-   ---     ---        ---      -0-    ---      ---
(President & CEO)

All executives
(3 persons)          1994    $-0-   ---     ---        ---      -0-    ---      ---
(3 persons)          1993    $-0-   ---     ---        ---      -0-    ---      ---
(3 persons)          1992    $-0-   ---     ---        ---      -0-    ---      ---

                        OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                  Individual Grants
________________________________________________________________________________
                                     Percent
                                     of Total
                                 Options/SARs                   Market
                        Options/   Granted to     Exercise    Price on
                           SAR/s Employees in      or Base     Date of   Expiration
Name                  Granted(#)  Fiscal Year   Price($/Sh  Grant($/Sh         Date
____________________________________________________________________________________

Jay A. Geier                 -0-          N/A          N/A         N/A          N/A

              LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR
                                                                           Value of
                                                          Number of     Unexercised
                                                        Unexercised    In-the-Money
                                                                   Options/SARs at    Options/SARs
                                                           FY-End(#)   at FY-End($)
                  Shares Acquired                       Exercisable/   Exercisable/
Name               on Exercise(#)   Value Realized($)  Unexercisable  Unexercisable
_____________________________________________________________________________________
Jan A. Geier                  -0-                 ---           -0-/           -0-/
                                                                 -0-            -0-

          Directors of the Company do not receive compensation for their services as directors.
                                      - 9 -

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of Common Stock at June 17, 1997, (except as otherwise indicated by footnote) by (i) each person (including any "group" as that term is used in
Section 13(d)(3) of the Securities Exchange Act of 1934) known by management to own beneficially more than five percent of the Company's outstanding Common Stock, (ii) each of the Company's directors, and (iii) all executive officers and directors of the Company as a group:

                                     Shares Of Common Stock
                                         Beneficially Owned
Name of Individual                                Amount (1)                %
_____________________________       ________________________         _________
Jay A. Geier                                   5,120,101 (2)             78.2
Ronald w. Shepston                               214,660 (3)              3.3
Heather Montgomery                               200,000 (4)              3.1

All executive officers
and directors as a group
(3 persons)                                       5,534,761              84.6

(1) The persons named in the table have sole voting and investment power with respect to all shares of Company Common Stock shown to be beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2) Mr. Geier's address is c/o the Company at 5234 Michelson Avenue #23D, Irvine, California 92612.

(3) Mr. Shepston's address is c/o the Company at 5234 Michelson Avenue #23D, Irvine, California 92612.

(4) Ms. Montgomery's address is c/o the Company at 5234 Michelson Avenue #23D, Irvine, California 92612.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     As of December 31, 1995, no officers or directors were indebted to the Company in any amount.
                                     - 10 -

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8 K.

     The following documents are filed as a part of this report:

(a)  Exhibits

     * Exhibits filed herewith. Other exhibits are incorporated by reference to previous filings.

    3.1 Amended and Restated Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada on November 28, 1988, filed as Exhibit 3 to the Registrant's Post-Effective Amendment No.
          2 to the Registration Statement on Form S-18 filed with the Securities and Exchange Commission on January 26, 1989, and is incorporated herein by reference.

    3.2 By Laws of the Registrant as currently in effect, filed as Exhibit 3 to the Registrant's Registration Statement on Form S-18 filed with the Securities and Exchange Commission on February 24, 1987, and is incorporated herein by reference.

   27.1*  Financial Data Schedule.

   23.1*  Consent of Schvaneveldt and Company

(b)  Reports on Form 8 K

     During the last quarter of the period covered by this Annual Report, the Company did not file any Current Reports on Form 8 K.

                          INDEX TO FINANCIAL STATEMENTS

                                                                  Page Reference

              Independent Auditors' Report                                   F 1

              Balance sheets as of December 31, 1995 and 1994                F 2

              Statements of operations for each of the years
                in the two-year period ended December 31, 1995               F 3

              Statements of stockholders' equity for each of the years
                in the two-year period ended December 31, 1995               F 4

              Statements of cash flows for each of the years
                in the two-year period ended December 31, 1995               F 5

              Notes to financial statements for each of the years
                in the two-year period ended December 31, 1995         F 6   F 7

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 10, 1997                  EXHIBITRONIX, INC.



                                       By:  /S/ JAY A. GEIER
                                            _____________________________
                                            Jay A. Geier, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                 Title                          Date
______________________    ____________________________   __________________


/S/ JAY A. GEIER           Chairman of the Board,        September 10, 1997
________________           President, Chief Executive
    Jay A. Geier           Officer, and a Director


/S/ RONALD W. SHEPSTON     Principal Financial Officer,  September 10, 1997
______________________     Principal Accounting Officer,
    Ronald W. Shepston     and a Director



/S/ HEATHER MONTGOMERY     Secretary and a Director      September 10, 1997
    ____________________
    Heather Montgomery

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 10, 1997                  EXHIBITRONIX, INC.



                                       By:  /S/ JAY A. GEIER
                                            _____________________________
                                            Jay A. Geier, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                           Title           Date
___________________    ____________________________ ___________________

/S/ JAY A. GEIER       Chairman of the Board,        September 10, 1997
________________       President, Chief Executive
    Jay A. Geier       Officer, and a Director


/S/ RONALD W. SHEPSTON Principal Financial Officer, September 10, 1997 ______________________ Principal Accounting Officer,
    Ronald W. Shepston and a Director



/S/ HEATHER MONTGOMERY Secretary and a Director      September 10, 1997
    __________________
    Heather Montgomery

                                INDEX TO EXHIBITS

           Page


27.1 Financial Data Schedule                                       E-1

23.1 Consent of Schvaneveldt and Company                           E-2

                               Exhibitronix, Inc.

                              Financial Statements

                            December 31, 1995 & 1994

/Letterhead/
                             Schvaneveldt & Company
                        275 East South Temple, Suite 300
                           Salt Lake City, Utah 84111
                                  801-521-2392

Darrell T. Schvaneveldt, C.P.A.



                           Independent Auditors Report
                          ____________________________

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



/S/ Darrell Schvaneveldt
Salt Lake City, Utah
April 28, 1997
                               Exhibitronix, Inc.
                                 Balance Sheets
                           December 31, 1995 and 1994

                                                  1995           1994
                                           ------------   ------------
Assets

Current Assets
--------------
  Cash                                     $       -0-    $       -0-
                                           ------------   ------------
      Total Current Assets                 $       -0-    $       -0-
                                           ============   ============
Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                         $       500    $       400

Stockholders' Equity
--------------------
  Common Stock 50,000,000 Shares
   Authorized at $.001 Par Value
   1,028,078 Shares Issued &
   Outstanding Retroactively Restated            1,028          1,028
  Paid In Capital                              125,871        125,871
  Retained Earnings (Deficit)                 (127,399)      (127,299)
                                           ------------   ------------
      Total Stockholders' Equity                  (500)          (400)
                                           ------------   ------------
      Total Liabilities &
      Stockholders' Equity                 $       -0-    $       -0-
                                           ============   ============

    The accompanying notes are an integral part of these financial statements
                               Exhibitronix, Inc.
                            Statements of Operations
                 For the Years Ended December 31, 1995 and 1994


                                                  1995           1994
                                           ------------   ------------
Revenues                                   $       -0-    $       -0-
--------
Expenses
--------
  Professional Fees                                -0-            -0-
  Transfer Fees                                    -0-            -0-
  License & Tax                                    100            100
                                           ------------   ------------
      Total Expenses                               100            100
                                           ------------   ------------
      Net Loss                             $      (100)   $      (100)
                                           ============   ============
      Loss Per Share                              (.00)          (.00)

      Weighted Average Shares
      Outstanding                            1,028,078      1,028,078



    The accompanying notes are an integral part of these financial statements
                               Exhibitronix, Inc.
                        Schedule of Stockholders' Equity
               For the Period January 1, 1994 to December 31, 1995



                                    Common Stock         Paid In    Accumulated
                                  Shares       Amount    Capital    Earnings
                           -----------------------------------------------------
Balance,
January 1, 1994
Shares Retroactively
Restated                         1,028,078     $  1,028  $ 125,871   $ (127,199)

Net Loss
for Year Ended
December 31, 1994                                                          (100)
                           -----------------------------------------------------
Balance,
December 31, 1994                1,028,078        1,028    125,871     (127,299)

Net Loss for
Year Ended
December 31, 1995                                                          (100)
                           -----------------------------------------------------
Balance,
December 31, 1995                1,028,078     $  1,028  $ 125,871    $(127,399)
                           =====================================================

    The accompanying notes are an integral part of these financial statements
                               Exhibitronix, Inc.
                            Statements of Cash Flows
                  For the Years Ended December 31, 1995 & 1994

                                                            1995           1994
                                                     ------------   ------------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                           $      (100)   $      (100)
  Changes in Operating Liabilities:
   Increase (Decrease) in Accounts Payable                   100            100
                                                     ------------   ------------
       Net Cash Used by
       Operating Activities                                  -0-            -0-

Cash Flows from Investing Activities                         -0-            -0-
------------------------------------

Cash Flows from Financing Activities
------------------------------------

  Sale of Common Stock                                       -0-            -0-
                                                     ------------   ------------
       Net Cash Provided by
       Financing Activities                                  -0-            -0-
                                                     ------------   ------------
       Increase in Cash Equivalents                          -0-            -0-

       Cash at Beginning of Period                           -0-            -0-
                                                     ------------   ------------
       Cash at End of Period                         $       -0-    $       -0-
                                                     ============   ============
Disclosures from Operating Activities
-------------------------------------
  Interest                                           $       -0-    $       -0-
  Taxes                                                      -0-            -0-


    The accompanying notes are an integral part of these financial statements
                             Exhibitronix, Inc.
                       Notes to Financial Statements

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

                             Exhibitronix, Inc.
                 Notes to Financial Statements -Continued-

NOTE #4 - Income Taxes & Net Operating Loss Carryforwards for Income Tax
------------------------------------------------------------------------
Purposes
--------
     The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:


                               Year                   Expiration
                            of Loss        Amount           Date
                          ---------------------------------------
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