Form 10KSB/A
period 1996-12-31
EXHIBITRONIX INC
filed 1997-09-11
CIK 827164

__________________________________________________________________________
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
(Mark One)

               [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
          For the fiscal year ended December 31, 1996

             [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
          For the transition period from __________ to __________
               Commission file number 33-19345-LA

                               EXHIBITRONIX, INC.
                               __________________
                 (Name of small business issuer in its charter)

                  Nevada                           93-0943718
          __________________________________ ____________________
          (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)          Identification No.)

     5234 Michelson Avenue #23D, Irvine, California      92612
           __________________________________________________________
     (Address of principal executive offices)          (Zip Code)

Issuer's telephone number   (714) 253-9600
                            ______________
Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.001 Par Value Per Share
                   __________________________________________
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            Yes  X   No
                _____     _____
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.$-0-
                                                        ______
     The aggregate market value of registrant's common stock held by non-affiliates of the registrant is $-0- based upon the average bid and asked price of the common stock on June 17, 1997.

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

     The Company expects to concentrate primarily on the identification and evaluation of prospective merger or acquisition "target" entities including private companies, partnerships, or sole proprietorships. The Company does not intend to act as a general or limited partner in connection with partnerships it may merge with or acquire. Management has not identified any particular area of interest within which the Company will concentrate its efforts.

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

     5. DEVELOPMENT OF TARGET COMPANY. Management will review the target company's stage of development, e.g., start up or established company.
                                ----
     The foregoing is an outline of the areas of concern which most often arise and merit careful scrutiny by management. Because of the possible varieties of target companies which may come to the attention of management, additional factors will most likely be considered in any given analysis. Also, the procedures used in such a review are expected to vary depending upon the target company being analyzed. Management may select a target company for further negotiations even though the target may not receive a favorable evaluation as to some of the five areas of concern.

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

     The final stage of any merger or acquisition to be effected by the Company will require the Company to retain the services of its counsel and a qualified accounting firm in order to properly effect the merger or acquisition. The Company may be expected to incur significant legal fees and accounting costs during the final stages of a merger or acquisition. Also, if the merger or acquisition is successfully completed, management anticipates that certain costs will be incurred for public relations, such as the dissemination of information to the public, to the stockholders and to the financial community. If the Company is unable to complete the merger or acquisition for any reason, the Company's capital may be substantially depleted
if legal fees and accounting costs have been incurred.   Management intends to
retain legal and accounting services only on an as needed basis in the latter stages of a proposed merger or acquisition.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted during the fourth quarter of the year ended December 31, 1996, to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is currently not traded and has not been traded during the preceding two years.

     The Company did not declare or pay any dividends during either of its fiscal years ended December 31, 1996, and 1995. Payment of dividends, if any, on the Common Stock, is dependent upon the amounts of future after tax earnings, if any, of the Company and is subject to the discretion of its Board of Directors. The Board of Directors is not legally obligated to declare dividends, even if the Company is profitable. To date, the Company has not declared or paid any dividends. The Company intends to employ all available funds to finance the growth of its business and, accordingly, does not intend to declare or pay any dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations
_____________________

         During the years ended December 31, 1995, and 1996, the Company had no operations and generated no operating revenues. Management does not anticipate the Company will earn any revenue except a minimal amount of interest until following the conclusion of a merger or acquisition. There can be no assurance that the Company will enter any such merger or acquisition or that such transaction will prove profitable to the Company or its stockholders.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The directors and executive officers of the Company are:

                                                                    Director
Name of Individual         Age                    Position             Since
___________________        ___  ___________________________      ____________
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

Meetings.

     The Company's Board of Directors met once during the fiscal year ended December 31, 1996.

ITEM 10.  EXECUTIVE COMPENSATION.

                                                            Long Term Compensation
                                                 ___________________________________
                           Annual Compensation                 Awards       Payouts
               _____________________________________________________________________
                                          Other    Restic-                      All
Name                                     Annual        ted                    Other
and                                     Compen-      Stock            LTIP  Compen-
Principal                  Salary Bonus  sation   Award(s) Options/Payouts   sation
Position             Year     ($)   ($)     ($)        ($)  SARs(#)    ($)      ($)
________________________________________________________________________________
Jay A. Geier         1996    $-0-   ---     ---        ---      -0-    ---      ---
(President & CEO)

All executives
(3 persons)          1996    $-0-   ---     ---        ---      -0-    ---      ---
(3 persons)          1995    $-0-   ---     ---        ---      -0-    ---      ---
(3 persons)          1994    $-0-   ---     ---        ---      -0-    ---      ---

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

Jay A. Geier                 -0-          N/A          N/A         N/A          N/A

                LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR
                                                                           Value of
                                                          Number of     Unexercised
                                                        Unexercised    In-the-Money
                                                                   Options/SARs at    Options/SARs
                                                           FY-End(#)   at FY-End($)
                  Shares Acquired                       Exercisable/   Exercisable/
Name               on Exercise(#)   Value Realized($)  Unexercisable  Unexercisable
____________________________________________________________________________________
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

                                Shares of Common Stock
                                    Beneficially Owned
Name of Individual                           Amount (1)        %
_____________________           _______________________  ________
Jay A. Geier                               5,120,101(2)      78.2
Ronald W. Shepston                           214,660(3)       3.3
Heather Montgomery                           200,000(4)       3.1

All executive officers
and directors as a
group (3 persons)                             5,534,761      84.6

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

(2) Mr. Geier's address is c/o the Company at 5234 Michelson Avenue #23D, Irvine, California 92612.

(3) Mr. Shepston's address is c/o the Company at 5234 Michelson Avenue #23D, Irvine, California 92612.

(4) Ms. Montgomery's address is c/o the Company at 5234 Michelson Avenue #23D, Irvine, California 92612.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          As of December 31, 1996, no officers or directors were indebted to the Company in any amount.



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

                          INDEX TO FINANCIAL STATEMENTS

                                                                  Page Reference

              Independent Auditors' Report                                   F 1

              Balance sheets as of December 31, 1996 and 1995                F 2

              Statements of operations for each of the years
                in the two-year period ended December 31, 1996               F 3

              Statements of stockholders' equity for each of the years
                in the two-year period ended December 31, 1996               F 4

              Statements of cash flows for each of the years
                in the two-year period ended December 31, 1996               F 5

              Notes to financial statements for each of the years
                in the two-year period ended December 31, 1996         F 6   F 7

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 10, 1997                  EXHIBITRONIX, INC.



                                       By:  /S/ JAY A. GEIER
                                            ________________________
                                            Jay A. Geier, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                   Title                            Date
_______________________     ________________________         _______________

/S/ JAY A. GEIER
________________             Chairman of the Board,          September 10, 1997
Jay A. Geier                 President, Chief Executive
                             Officer, and a Director


/S/ RONALD W. SHEPSTON
______________________       Principal Financial Officer,    September 10, 1997
Ronald W. Shepston           Principal Accounting Officer,
                             and a Director


/S/ HEATHER MONTGOMERY
______________________       Secretary and a Director        September 10, 1997
Heather Montgomery

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 10, 1997                  EXHIBITRONIX, INC.



                                       By:  /S/ JAY A. GEIER
                                            ________________________
                                            Jay A. Geier, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                   Title                            Date
_________________           ___________________________      _______________

/S/ JAY A. GEIER
________________             Chairman of the Board,          September 10, 1997
Jay A. Geier                 President, Chief Executive
                             Officer, and a Director


/S/ RONALD W. SHEPSTON
______________________       Principal Financial Officer,    September 10, 1997
Ronald W. Shepston           Principal Accounting Officer,
                             and a Director


/S/ HEATHER MONTGOMERY
______________________       Secretary and a Director        September 10, 1997
Heather Montgomery

                                INDEX TO EXHIBITS

Page

27.1          Financial Data Schedule                        E-1

23.1          Consent of Schvaneveldt and Company            E-2

                               Exhibitronix, Inc.

                              Financial Statements

                            December 31, 1996 & 1995
/Letterhead/
                             Schvaneveldt & Company
                           Certified Public Accountant
                        275 East South Temple, Suite 300
                           Salt Lake City, Utah 84111

Darrell T. Schvaneveldt, C.P.A.


                           Independent Auditors Report
                           ___________________________

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


/S/ Darrell Schvaneveldt
Salt Lake City, Utah
April 28, 1997

                               Exhibitronix, Inc.
                                 Balance Sheets
                           December 31, 1996 and 1995

                                                       1996           1995
                                                ------------   ------------
Assets

Current Assets
--------------
     Cash                                       $       -0-    $       -0-
                                                ------------   ------------
        Total Current Assets                    $       -0-    $       -0-
                                                ============   ============
Liabilities & Stockholders' Equity

Current Liabilities
-------------------
     Accounts Payable                           $       600    $       500

Stockholders' Equity
--------------------
     Common Stock 50,000,000 Shares
       Authorized at $.001 Par Value
       1,028,078 Shares Issued &
       Outstanding Retroactively Restated             1,028          1,028
     Paid In Capital                                125,871        125,871
     Retained Earnings (Deficit)                   (127,499)      (127,399)
                                                ------------   ------------
        Total Stockholders' Equity                     (600)          (500)
                                                ------------   ------------
        Total Liabilities &
        Stockholders' Equity                    $       -0-    $       -0-
                                                ============   ============

    The accompanying notes are an integral part of these financial statements

                               Exhibitronix, Inc.
                            Statements of Operations
                 For the Years Ended December 31, 1996 and 1995


                                                       1996           1995
                                                ------------   ------------
Revenues                                        $       -0-    $       -0-
--------                                        ------------   ------------
Expenses
--------
     Professional Fees                                  -0-            -0-
     Transfer Fees                                      -0-            -0-
     License & Tax                                      100            100
                                                ------------   ------------
        Total Expenses                                  100            100
                                                ------------   ------------

        Net Loss                                $      (100)   $      (100)
                                                ============   ============
        Loss Per Share                                 (.00)          (.00)

        Weighted Average Shares
        Outstanding                               1,028,078      1,028,078

    The accompanying notes are an integral part of these financial statements
                               Exhibitronix, Inc.
                        Schedule of Stockholders' Equity
               For the Period January 1, 1995 to December 31, 1996


                                        Common Shares      Paid In  Accumulated
                                    Shares      Amount     Capital     Earnings
                               ------------------------------------------------
Balance,
January 1, 1995
Retroactively Restated           1,028,078     $ 1,028   $ 125,871   $ (127,299)

Net Loss for
Year Ended
December 31, 1995                                                          (100)
                                ------------------------------------------------

Balance,
December 31, 1995                1,028,078       1,028     125,871     (127,399)

Net Loss for
Year Ended
December 31, 1996                                                          (100)
                                ------------------------------------------------

Balance,
December 31, 1996                1,028,078    $  1,028   $ 125,871   $ (127,499)
                                ================================================


    The accompanying notes are an integral part of these financial statements

                               Exhibitronix, Inc.
                            Statements of Cash Flows
                 For the Years Ended December 31, 1996 and 1995


                                                             1996          1995
                                                      ------------  ------------
Cash Flows from Operating Activities
------------------------------------

     Net Loss                                         $      (100)  $      (100)
     Changes in Operating Liabilities:
       Increase (Decrease) in Accounts Payable                100           100
                                                      ------------  ------------
          Net Cash Used by
          Operating Activities                                -0-           -0-

Cash Flows from Investing Activities                          -0-           -0-
------------------------------------

Cash Flows from Financing Activities
------------------------------------

     Sale of Common Stock                                     -0-           -0-
                                                      ------------  ------------
          Net Cash Provided by
          Financing Activities                                -0-           -0-
                                                      ------------  ------------
          Increase in Cash Equivalents                        -0-           -0-

          Cash at Beginning of Period                         -0-           -0-
                                                      ------------  ------------

          Cash at End of Period                       $       -0-   $       -0-
                                                      ============  ============
Disclosures from Operating Activities
-------------------------------------
     Interest                                         $       -0-   $       -0-
     Taxes                                                    -0-           -0-

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


                             Exhibitronix, Inc.
                 Notes to Financial Statements -Continued-

NOTE #4 -Income Taxes & Net Operating Loss Carryforwards for Income Tax Purposes
--------------------------------------------------------------------------------

     The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                                        Year               Expiration
                                     of Loss      Amount         Date
                                --------------------------------------
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

                                                   1996       1995       1994
                                              ---------- ---------- ----------
Current Tax Asset Value of Net Operating
     Loss Carryforwards at Current
     Prevailing Federal Tax Rate              $  36,260  $  36,220  $  36,180
Evaluation Allowance                            (36,260)   (36,220)   (36,180)
                                              ---------- ---------- ----------
       Net Tax Assets                         $     -0-  $     -0-  $     -0-
       Current Income Tax Expense                   -0-        -0-        -0-
       Deferred Income Tax Benefit                  -0-        -0-        -0-
