Form 10QSB
period 1997-09-30
EXHIBITRONIX INC
filed 1997-11-14
CIK 827164

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Quarter Ended September 30, 1997        Commission File No. 33-19345-LA


                               EXHIBITRONIX, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


           Nevada                                         93-09473718
-------------------------------                       -------------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                       Identification No.)


                              19762 MacArthur Blvd.
                                Irvine, CA 92612
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (714) 759-3606
--------------------------------------------------------------------------------
                         (Registrant's Telephone Number)


                             17492 Jordan Avenue #5C
                                Irvine, CA 92615
--------------------------------------------------------------------------------
                                (Former address))

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X     No
                                 -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding at November 10, 1997
-----------------------------                   --------------------------------
Common stock, $.001 par value                                6,428,078

                               EXHIBITRONIX, INC.

                               TABLE OF CONTENTS

                                                                         Page
                                                                         ----
PART I  FINANCIAL STATEMENTS

        ITEM 1  Financial Statements (Unaudited)

                Balance Sheets............................................. 3

                Statement of Operations.................................... 4

                Statement of Cash Flows.................................... 5

                Notes to Financial Statements.............................. 6

        ITEM 2  Plan of Operations......................................... 6

PART II OTHER INFORMATION.................................................. 7

        SIGNATURES......................................................... 8

                               EXHIBITRONIX, INC.
                      (A Company in the Development Stage)

                            Condensed Balance Sheets
              September 30, 1997 (Unaudited) and December 31, 1996


                                                                   September 30,       December 31,
                                                                       1997                1996
                                                                   -------------       ------------
                                Assets
Current Assets

       Cash                                                        $         0          $         0
                                                                   -----------          -----------

              Total Current Assets                                 $         0          $         0
                                                                   ===========          ===========

                      Liabilities and Stockholders' Equity

Current Liabilities

       Accounts Payable                                            $         0          $       600

Stockholders' Equity

       Common Stock 50,000,000 Shares Authorized at
         $0.001 par value 6,428,078 Shares and 1,028,078
         Shares Issued and Outstanding Respectively
         Retroactively Restated                                          6,428                1,028
       Paid In Capital                                                 125,871              125,871
       Retained Earnings (Deficit)                                    (132,299)            (127,499)
                                                                   -----------          -----------

              Total Stockholders' Equity                                     0                 (600)
                                                                   -----------          -----------

              Total Liabilities and Stockholders' Equity           $         0          $         0
                                                                   ===========          ===========

                               EXHIBITRONIX, INC.
                      (A Company in the Development Stage)

                             Statement of Operations
     For the Three Months and Nine Months Ended September 30, 1997 and 1996


                                            3 Months          3 Months          9 Months         9 Months
                                             Ended             Ended             Ended            Ended
                                         Sept. 30, 1997    Sept. 30, 1996    Sept. 30, 1997   Sept. 30, 1996
                                         --------------    --------------    --------------   --------------
                                           (Unaudited)                        (Unaudited)
Revenues                                    $     -0-        $      -0-        $     -0-         $     -0-

Expenses

       Professional                               -0-               -0-            4,448               -0-

       Office Expenses                            -0-               -0-              202               -0-

       License and Tax                            -0-               -0-              150               100
                                            ---------        ----------        ---------         ---------

              Total Expenses                      -0-               -0-           (4,800)             (100)
                                            ---------        ----------        ---------         ---------

              Net Loss                            -0-               -0-           (4,800)             (100)
                                            =========        ==========        =========         =========

              Loss per Share                     (.00)             (.00)            (.00)             (.00)

       Weighted Average Shares
         Outstanding                        6,428,078         1,028,078        4,964,342         1,028,078

                               EXHIBITRONIX, INC.
                      (A Company in the Development Stage)

                             Statement of Cash Flow
              For the Nine Months ended September 30, 1997 and 1996


                                                                             September 30,     September 30,
                                                                                 1997               1996
                                                                             -------------      ------------
                                                                              (Unaudited)
Cash Flows from Operating Activities

       Net Income (Loss)                                                       $  (4,800)        $    (100)

       Changes in Operating Liabilities:
          Increase (Decrease) in Accounts payable                                   (600)              100
                                                                               ----------        ---------

            Net Cash Used by Operating Liabilities                                (5,400)              -0-

Cash Flows from Investing Activities                                                 -0-               -0-

Cash Flows from Financing Activities

       Sale of Common Stock                                                        5,400               -0-

          Net Cash provided by Financing Activities                                5,400               -0-
                                                                               ---------         ---------

          Increase in Cash and Cash Equivalents                                    5,400               -0-

          Cash at Beginning of Period                                                -0-               -0-
                                                                               ---------         ---------
          Cash at End of Period                                                $     -0-         $     -0-
                                                                               =========         =========

Disclosures from Operating Activities

       Interest                                                                $     -0-         $     -0-
       Taxes                                                                         -0-               -0-

                               EXHIBITRONIX, INC.

                    Notes to Financial Statements (Unaudited)

ITEM I

BASIS OF PRESENTATION

The unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company and notes thereto, for the fiscal year ended December 31, 1996.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim period presented.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ITEM II

Management's Discussion and Analysis of Financial Condition and Results of Operation

The Company has no operations, no assets or liabilities and is dependent upon its officers for its cash requirements. In the quarter ended March, 1997, an officer and others invested $5,400 for 5,400,000 shares of common stock. In the quarter ended June 30, 1997, the Company had no revenues and incurred expenses in updating its financial statements to a current status and filing tax returns to the current date. In the quarter ended September 30, 1997, a private corporation purchased 5,200,000 shares of the Company's stock from an officer of the Company and one other shareholder. The Company is currently investigating various business opportunities to provide operations and a source of working capital for the Company. As of the date of this Quarterly Report, the Company has not entered into any letters of intent or definitive agreements with any persons or entities. There can be no assurance that the Company will enter into any such relationships or that, if so entered, any transactions will close. Further, there can be no assurance that, upon the closing of any such transactions, the Company will thereafter have any material operations or that the Company will generate operating capital or profits therefrom.

                                     PART II

                                OTHER INFORMATION

Item 1  Legal Proceedings................................................. None

Item 2  Changes in the Rights of the Company's Security Holders........... None

Item 3  Defaults by the Company on its Senior Securities.................. None

Item 4  Results of Votes of Security Holders.............................. None

Item 5  Other Information................................................. None

Item 6  Exhibits.......................................................... None

        27 -- Financial Data Schedule

        Reports on Form 8-K: Filed November 13, 1997, disclosing a change of control of the Registrant

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchanges Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 12, 1997                  By: /s/ NORMAN W. WRIGHT
                                             -----------------------------------
                                                 Norman W. Wright,
                                                 Chief Executive Officer
                                                 Chief Financial Officer,
                                                 and Secretary

                                INDEX TO EXHIBIT


Exhibit
Number               Description
-------              -----------

  27           Financial Data Schedule