Form 10KSB
period 1997-12-31
EXHIBITRONIX INC
filed 1998-08-20
CIK 827164

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

     For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

     For the transition period from _______ to _______

                       Commission file number 33-19345-LA

                               EXHIBITRONIX, INC.
                 (Name of small business issuer in its charter)

      Nevada                                                     93-0943718
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

 5234 Michelson Avenue #23D, Irvine, California                       92612
(Address of principal executive offices)                             (Zip Code)

                  Issuer's telephone number:   (714) 404-3600

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, $0.001 Par Value Per Share
                   ------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes    X       No
          -----          -----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year$ -0- .

The aggregate market value of registrant's common stock held by non-affiliates of the registrant is $-0- based upon the average bid and asked price of the common stock on August 11, 1998.

Number of shares of Common Stock outstanding as of August 11, 1998: 6,428,078 shares.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

History and Organization
------------------------
     Exhibitronix, Inc., (the "Company") was organized under the laws of the State of Nevada on September 29, 1986, for the primary purpose of seeking selected mergers or acquisitions with a small number of business entities expected to be private companies, partnerships, or sole proprietorships. In November of 1988, the Company completed the first of its three business combination transactions, through a merger with Mimetics, Inc., a California corporation, following which the Company changed its name to Exhibitronix, Inc.
Thereafter, the Company had a total of three subsidiaries   Tabery Corporation,
Shows Up, and Modular Display Systems, Inc. The Company divested one half of Modular Display Systems, Inc., in 1991; the Tabery Corporation filed for protection under Chapter 7 of the United States Bankruptcy Code in 1991; and Shows Up ceased existence in 1991. During 1990 and 1991, the Company disposed of all of its assets to satisfy its creditors and, since 1991, has conducted no operations.

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

Plan of Operation
-----------------
     The Company has, and for the foreseeable future expects to have, insufficient capital with which to provide merger or acquisition candidates with substantial cash or other assets. However, Management believes the Company will offer owners of potential merger or acquisition candidates the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than would be required for them to conduct an initial public offering. A target company will, however, incur significant post merger or acquisition registration costs in the event target company shareholders wish to offer a portion of their shares for subsequent sale. Further, while target company shareholders will receive "restricted securities" in any merger or acquisition transaction, those restricted securities will represent, if a trading market develops for the Company's common stock, ownership in a "publicly traded" as opposed to a "privately held" company. Management also believes target company shareholders may benefit in obtaining a greater ownership percentage in the Company remaining after a merger or acquisition than may be the case in the event a target company offered its shares directly for sale to the public. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for target company shareholders.

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

Competition
-----------

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

Regulation and Taxation
-----------------------

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

Employees
---------

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted during the fourth quarter of the year ended December 31, 1997, to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is currently not traded on any public market and has not been traded during the proceeding two years.

     The over-the-counter bid and ask quotations, known to the Company, for the previous two fiscal years are included in the table below. These quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                             Bid Prices          Ask Prices
                                           High       Low      High       Low
                                         -------   -------   -------   -------
1996
First Quarter Ended March 31             $  .03    $  .03    $  .03    $  .03
Second Quarter Ended June 30                .03       .03       .03       .03
Third Quarter Ended September 30            .03       .03       .03       .03
Fourth Quarter Ended December 31            .03       .03       .03       .03

1997
First Quarter Ended March 31             $  .03    $  .03    $  .03    $  .03
Second Quarter Ended June 30                .03       .03       .03       .03
Third Quarter Ended September 30            .03       .03       .03       .03
Fourth Quarter Ended December 31            .03       .03       .03       .03


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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations
---------------------
     During the years ended December 31, 1995, and 1996, the Company had no operations and generated no operating revenues. Management does not anticipate the Company will earn any revenue except a minimal amount of interest until following the conclusion of a merger or acquisition. There can be no assurance that the Company will enter any such merger or acquisition or that such transaction will prove profitable to the Company or its stockholders.

Liquidity and Capital Resources
-------------------------------
     The Company has virtually no assets or liabilities and from and after January 1, 1997, has been dependent upon its officers for its minimal cash requirements. Management anticipates operational costs will remain limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions. There can be no assurance that funds for such purposes will be available to the Company on acceptable terms or at all.

     The Company has no long-term capital commitments.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The directors and executive officers of the Company are:

                                                                Director
 Name of Individual  Age   Position                             Since
 ------------------  ---  ----------------------------------   ---------
 Jay A. Geier        40    President, Chief Executive Officer    1998
                           And a Director

 Ronald W. Shepston  51    Chief Financial Officer, Secretary    1998
                           And a Director

     Each of the Company's directors has been elected to serve until the next meeting of stockholders. Except as described below, there are no arrangements or understandings between any director and any other person pursuant to which any person was elected or nominated as a director. The Company's executive officers serve at the discretion of the Board of Directors.

     Mr. Geier served as President, Chief Executive Officer, and as a director of the Company from December of 1996, to September 19, 1997, and again from March 6, 1998 to the present. He is a founder of the Company and was one of the individuals responsible for its first acquisition. For more than the past five years, Mr. Geier has been an independent business consultant for public and private companies (both within the United States and internationally) in marketing, manufacturing, hospitality, and information systems. He is currently the owner of two private businesses. Mr. Geier received his B.S. with honors from Purdue University, West Lafayette, Indiana, in 1979.

     Ronald W. Shepston served as Chief Financial Officer and as a director of the Company from December of 1996, to September 19, 1997, and again from March 6, 1998 to the present. From such date, Mr. Shepston has also served as the
Secretary of the Company.   From September 1995 through the present, he has
been employed by COMFORCE, INC., as a System Test and Integration Engineer. Prior to that, commencing in November 1990, he was employed by Hughes Avicom International, Inc., as a Systems Engineer. Mr. Shepston was formerly affiliated with the Company during its ownership of Mimetics, Inc. He received his B.S.E.E. from the University of Illinois, Urbana Campus, in December of 1975.

Meetings.
---------
     The Company's Board of Directors met once during the fiscal year ended December 31, 1997.

ITEM 10.  EXECUTIVE COMPENSATION.

                         Annual Compensation       Long-Term Compensation
                    ------------------------- ----------------------------
                                                Awards      Payout
                                                --------------------------
                                        Other     Restr-                       All
                                       Annual      icted                     Other
Name & Principal                      Compen-      Stock  Options/    LTIP Compen-
Position        Year Salary    Bonus   sation   Awards(s)   SAR(s) Payouts  sation
-----------------------------------------------------------------------------------

Jay A. Geier    1997   $-0-     $-0-     $-0-       $-0-     $-0-     $-0-    $-0-
                1996    -0-      -0-      -0-        -0-      -0-      -0-     -0-
                1995    -0-      -0-      -0-        -0-      -0-      -0-     -0-
-----------------------------------------------------------------------------------

                        OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                  INDIVIDUAL GRANTS
------------------------------------------------------------------------------------
                               Percent of Total
                Options/SARs   Options/SARs
                Expiration     Granted to           Exercise          Market Price
                Granted        Employees            Base or Share     on Date
Name            (#) Date       in Fiscal Year       Price ($/Sh)      Grant ($/Sh)
------------------------------------------------------------------------------------
Jay A. Geier    -0-            N/A                  N/A               N/A
------------------------------------------------------------------------------------

                LONG TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR
------------------------------------------------------------------------------------
                            Percent
                            Of Total
                            Options/SARS                    Market
                            Granted to       Exercise       Price on
               Options/SARs Employees        or Base        Date of      Expiration
Name           Granted #    in Fiscal Year   Price ($/Sh)   Grant ($/Sh) Date
----------------------------------------------------------- -------------------------
Jan A. Geier   -0-          N/A              N/A            N/A          N/A
-------------------------------------------------------------------------------------

     Directors of the Company do not receive compensation for their services as directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of Common Stock at August 11, 1998, (except as otherwise indicated by footnote) by (i) each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by management to own beneficially more than five percent of the Company's outstanding Common Stock, (ii) each of the Company's directors, and (iii) all executive officers and directors of the Company as a group:

                                   Shares of Common Stock
 Name of Individual                Beneficially Owned (1)        Percentage
---------------------------------------------------------------------------
 Jay A. Geier                       5,120,101 (2)                 78.2%
---------------------------------------------------------------------------
 Ronald W. Stepston                   214,660 (3)                  3.3%
---------------------------------------------------------------------------
 All Executive Officers and
 Directors as a Group (2 Persons)   5,334,761                     81.5%
---------------------------------------------------------------------------

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     As of December 31, 1997, no officers or directors were indebted to the Company in any amount.

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

                            INDEX TO FINANCIAL STATEMENTS
                                                                Page Reference
                                                                --------------

     Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . F 1

     Balance sheets as of December 31, 1997 and 1996 . . . . . . . . . . F 2

     Statements of operations for each of the years
     in the two-year period ended December 31, 1997. . . . . . . . . . . F 3

     Statements of stockholders' equity for each of the years
     in the two-year period ended December 31, 1997. . . . . . . . . . . F 4

     Statements of cash flows for each of the years
     in the two-year period ended December 31, 1997. . . . . . . . . . . F 5

     Notes to financial statements for each of the years
     in the two-year period ended December 31, 1997. . . . . . . . .F 6, F 7

                                   SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               Dated:    August 14, 1998          EXHIBITRONIX, INC.


                                             By:  ---------------------------
                                                  Jay A. Geier, President

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures               Title                                Date
----------------------   ---------------------------------    ---------------

----------------------   Chairman of the Board, President,
Jay A. Geier             Chief Executive Officer,             August 14, 1998
                         and a Director


----------------------   Principal Financial Officer,         August 14, 1998
Ronald W. Shepston       Principal Accounting Officer,
                         Accounting Officer, Secretary
                         and a Director

                                   SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Dated:    August 14, 1998               EXHIBITRONIX, INC.

                                             /S/ Jay A. Geier
                                   By:       ---------------------------
                                             Jay A. Geier, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures               Title                                Date
----------------------   ---------------------------------    ---------------
/S/ Jay A. Geier
----------------------   Chairman of the Board, President,    August 14, 1998
Jay A. Geier             Chief Executive Officer,
                         and a Director

/S/ Ronald W. Shepston
----------------------   Principal Financial Officer,         August 14, 1998
Ronald W. Shepston       Principal Accounting Officer,
                         Accounting Officer, Secretary
                         and a Director

                               INDEX TO EXHIBITS

  Exhibit #     Exhibit Name                                              Page
 -----------   -----------------------------------------                 -----

  27.1          Financial Data Schedule. . . . . . . . . . . . . . . . . .E-1

  23.1          Consent of Schvaneveldt and Company. . . . . . . . . . . .E-2

                               Exhibitronix, Inc.

                              Financial Statements

                            December 31, 1997 & 1996

/Letterhead/
                             Schvaneveldt & Company
                          Certified Public Accountant
                       275 East South Temple, Suite #300
                           Salt Lake City, Utah 84111
                                 (801) 521-2392

Darrell T. Schvaneveldt, C.P.A.

                          Independent Auditors Report
                          ---------------------------
Board of Directors
Exhibitronix, Inc.

 I have audited the accompanying balance sheets of Exhibitronix, Inc., as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

 The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Exhibitronix, Inc., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

/S/ Schvaneveldt
Salt Lake City, Utah
April 22, 1998

                               Exhibitronix, Inc.
                                 Balance Sheets
                           December 31, 1997 and 1996

                                                       1997           1996
                                                ------------   ------------
Assets

Current Assets
--------------
  Cash                                          $       -0-    $       -0-
                                                ------------   ------------
      Total Current Assets                      $       -0-    $       -0-
                                                ============   ============

Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                              $       -0-    $       600

Stockholders' Equity
--------------------
  Common Stock 50,000,000 Shares Authorized
   at $.001 Par Value 6,428,078 & 1,028,078
   Shares Issued & Outstanding Respectively
   Retroactively Restated                             6,428          1,028
  Paid In Capital                                   125,871        125,871
  Retained Earnings (Deficit)                   (   132,299)   (   127,499)
                                                ------------   ------------
      Total Stockholders' Equity                        -0-    (       600)
                                                ------------   ------------
      Total Liabilities &
      Stockholders' Equity                      $       -0-    $       -0-
                                                ============   ============

   The accompanying notes are an integral part of these financial statements

                               Exhibitronix, Inc.
                            Statements of Operations
                 For the Years Ended December 31, 1997 and 1996

                                                       1997           1996
                                                ------------   ------------
Revenues                                        $       -0-    $       -0-
--------                                        ------------   ------------
Expenses
--------
  Professional Fees                                   4,448            -0-
  Transfer Fees                                         127            -0-
  License & Tax                                         225            100
                                                ------------   ------------
      Total Expenses                                  4,800            100
                                                ------------   ------------
      Net Loss                                  ($    4,800)   ($      100)
                                                ============   ============
      Loss Per Share                            (       .00)   (       .00)

      Weighted Average Shares
      Outstanding                                 6,428,078      1,028,078


   The accompanying notes are an integral part of these financial statements

                               Exhibitronix, Inc.
                        Schedule of Stockholders' Equity
               For the Period January 1, 1995 to December 31, 1997

                                      Common Shares        Paid In    Accumulated
                                   Shares       Amount     Capital       Earnings
                             -----------------------------------------------------
Balance, January 1, 1995
Retroactively Restated          1,028,078      $ 1,028   $ 125,871     ($ 127,299)

Net Loss for Year Ended
December 31, 1995                                                      (      100)
                             -----------------------------------------------------
Balance, December 31, 1995      1,028,078        1,028     125,871     (  127,399)

Net Loss for Year Ended
December 31, 1996                                                      (      100)
                             -----------------------------------------------------
Balance, December 31, 1996      1,028,078        1,028     125,871     (  127,499)

Shares Issued for Cash          5,400,000        5,400

Net Loss for Year Ended
December 31, 1997                                                      (    4,800)
                             -----------------------------------------------------
Balance, December 31, 1997      6,428,078      $ 6,428   $ 125,871     ($ 132,299)
                             =====================================================


   The accompanying notes are an integral part of these financial statements

                               Exhibitronix, Inc.
                            Statements of Cash Flows
                 For the Years Ended December 31, 1997 and 1996

                                                            1997           1996
                                                     ------------   ------------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                           ($    4,800)   ($      100)
  Changes in Operating Liabilities:
   Increase (Decrease) in Accounts Payable           (       600)           100
                                                     ------------   ------------
      Net Cash Used by Operating Activities          (     5,400)           -0-

Cash Flows from Investing Activities                         -0-            -0-
------------------------------------

Cash Flows from Financing Activities
------------------------------------
  Sale of Common Stock                                     5,400            -0-
                                                     ------------   ------------
      Net Cash Provided by Financing Activities            5,400            -0-
                                                     ------------   ------------
      Increase in Cash Equivalents                           -0-            -0-

      Cash at Beginning of Period                            -0-            -0-
                                                     ------------   ------------
      Cash at End of Period                          $       -0-    $       -0-
                                                     ============   ============
Disclosures from Operating Activities
-------------------------------------
  Interest                                           $       -0-    $       -0-
  Taxes                                                      -0-            -0-


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

                               Exhibitronix, Inc.
                   Notes to Financial Statements -Continued-

NOTE #4 - Income Taxes & Net Operating Loss Carryforwards for Income Tax
------------------------------------------------------------------------
Purposes
--------

     The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                                Year               Expiration
                             of Loss       Amount        Date
                            ----------------------------------
                                1987      $48,186        2002
                                1988       24,093        2003
                                1989       63,043        2004
                                1990          100        2005
                                1991          100        2006
                                1992          100        2007
                                1993          100        2008
                                1994          100        2009
                                1995          100        2010
                                1996          100        2011
                                1997        4,800        2012

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

                                                       1997       1996       1995
                                                   ---------  ---------  ---------
Current Tax Asset Value of Net Operating
  Loss Carryforwards at Current Prevailing
  Federal Tax Rate                                 $ 37,508   $ 36,260   $ 36,220
Evaluation Allowance                               ( 37,508)  ( 36,260)  ( 36,220)
                                                   ---------  ---------  ---------
     Net Tax Assets                                $    -0-   $    -0-   $    -0-
     Current Income Tax Expense                         -0-        -0-        -0-
     Deferred Income Tax Benefit                        -0-        -0-        -0-
