Form 10QSB
period 1998-03-31
EXHIBITRONIX INC
filed 1998-08-20
CIK 827164

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

     For the Quarter Ended                                 Commission File No.
     March 31, 1998                                           33-19345-LA

                               EXHIBITRONIX, INC.
                 (Name of small business issuer in its charter)

          Nevada                                               93-0943718
     (State or other jurisdiction of                         (IRS Employer
     incorporation or organization)                         Identification No.)

                          5234 Michelson Avenue, #23D
                            Irvine, California 92612
                    (Address of Principal Executive Offices)

  Registrant's telephone number including area code:  714-404-3600

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

                              X
                       Yes ------     No   -------

     Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date: July 30, 1998, 6,548,078 Shares.

                               Exhibitronix, Inc.

                               TABLE OF CONTENTS

PART I    FINANCIAL STATEMENTS

     ITEM 1.   FINANCIAL STATEMENTS (Unaudited)

          Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . .3

          Statements of Operations . . . . . . . . . . . . . . . . . . . .4

          Statements of Cash Flows . . . . . . . . . . . . . . . . . . . .5

          Notes to Financial Statements. . . . . . . . . . . . . . . . . .6

ITEM 2    MANAGEMENT DISCUSSION AND FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . .6

PART II   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .7

               SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . .8
                               Exhibitronix, Inc.
                                 Balance Sheets
                       March 31, 1998 & December 31, 1997

                                                            1998           1997
                                                     ------------   ------------
Assets

Current Assets
--------------
  Cash                                               $       -0-    $       -0-
                                                     ------------   ------------
      Total Current Assets                           $       -0-    $       -0-
                                                     ============   ============
Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                                   $        85    $       -0-

Stockholders' Equity
--------------------
  Common Stock 50,000,000 Shares
   Authorized at $.001 Par Value
   6,428,078 Shares Issued & Outstanding                   6,428          6,428
  Paid In Capital                                        125,871        125,871
  Retained Earnings (Deficit)                        (   132,384)   (   132,299)
                                                     ------------   ------------
      Total Stockholders' Equity                     (        85)           -0-
                                                     ------------   ------------
      Total Liabilities &
      Stockholders' Equity                           $       -0-    $       -0-
                                                     ============   ============


                             See Accompanying Note
                               Exhibitronix, Inc.
                            Statements of Operations
                       January 1, 1998 to March 31, 1998
                      & January 1, 1997 to March 31, 1997

                                                         January        January
                                                      1, 1998 to     1, 1997 to
                                                           March          March
                                                        31, 1998       31, 1997
                                                     ------------   ------------
Revenues                                             $       -0-    $       -0-
--------                                             ------------   ------------

Expenses
--------
  Professional Fees                                          -0-          1,120
  Transfer Fees                                              -0-             40
  License & Tax                                               85             50
                                                     ------------   ------------
      Total Expenses                                          85          1,210

      Net Loss                                       ($       85)   ($    1,210)
                                                     ============   ============
      Loss Per Share                                         .00    (       .00)

      Weighted Average Shares Outstanding              6,428,078      2,828,095

                             See Accompanying Note

                               Exhibitronix, Inc.
                            Statements of Cash Flows
                       January 1, 1998 to March 31, 1998
                   and the January 1, 1997 to March 31, 1997

                                                           March          March
                                                        31, 1998       31, 1997
                                                     ------------   ------------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                           ($       85)   ($    1,210)
  Changes in Operating Liabilities:
   Increase (Decrease) in Accounts Payable                    85    (       600)
                                                     ------------   ------------
      Net Cash Used by Operating Liabilities                 -0-    (     1,810)

Cash Flows from Investing Activities                         -0-            -0-
------------------------------------

Cash Flows from Financing Activities
------------------------------------
  Sale of Common Stock                                       -0-          5,400
                                                     ------------   ------------
      Net Cash Provided by Financing Activities              -0-          5,400
                                                     ------------   ------------
      Increase in Cash and Cash Equivalents                  -0-          3,590

      Cash at Beginning of Period                            -0-            -0-
                                                     ------------   ------------
      Cash at End of Period                          $       -0-    $     3,590
                                                     ============   ============

Disclosures from Operating Activities
-------------------------------------
  Interest                                           $       -0-    $       -0-
  Taxes                                                      -0-            -0-

                               Exhibitronix, Inc.
                   Notes to Financial Statements (Unaudited)
ITEM I

NOTE #1 - Basis of Presentation
-------------------------------
  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ending March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.


ITEM II

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operation
---------

The Company has no operations, no assets or liabilities and is dependent upon its officers for its cash requirements. In the quarter ended March 1997, an officer and others invested $5,400 for 5,400,000 shares of common stock. The Company currently is seeking to find a business opportunity that will provide operations and a source of working capital for the Company.

                                       PART II

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


                    August 14, 1998               /S/ Jay Geier
               Date ________________         By:  ________________________
                                                  Jay Geier, President
                                                  Exhibitronix, Inc.