Form 10QSB
period 1998-06-30
EXHIBITRONIX INC
filed 1998-08-20
CIK 827164

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

     For the Quarter Ended                                 Commission File No.
          June 30, 1998                                        33-19345-LA

                               EXHIBITRONIX, INC.
                 (Name of small business issuer in its charter)

          Nevada                                               93-0943718
     (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                         Identification No.)

                           5234 Michelson Avenue #23D
                            Irvine, California 92612
                    (Address of Principal Executive Offices)

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

                        X
                  Yes _____             No _____

     Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date: July 30, 1998, 6,548,078 Shares

                               Exhibitronix, Inc.

                               TABLE OF CONTENTS

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
                               Exhibitronix, Inc.
                                 Balance Sheets
                       June 30, 1998 & December 31, 1997

                                                            1998           1997
                                                     ------------   ------------
Assets

Current Assets
--------------
  Cash                                               $       -0-    $       -0-
                                                     ------------   ------------
      Total Current Assets                           $       -0-    $       -0-
                                                     ============   ============
Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                                   $     3,324    $       -0-

Stockholders' Equity
--------------------
  Common Stock 50,000,000 Shares
   Authorized at $.001 Par Value
   6,428,078 Shares Issued & Outstanding                   6,428          6,428
  Paid In Capital                                        125,871        125,871
  Retained Earnings (Deficit)                        (   135,623)   (   132,299)
                                                     ------------   ------------
      Total Stockholders' Equity                     (     3,324)           -0-
                                                     ------------   ------------
      Total Liabilities &
      Stockholders' Equity                           $       -0-    $       -0-
                                                     ============   ============


                             See Accompanying Note

                               Exhibitronix, Inc.
                            Statements of Operations
                        April 1, 1998 to June 30, 1998 &
                       April 1, 1997 to March 31, 1997 &
                       January 1, 1998 to June 30, 1998 &
                        January 1, 1997 to June 30, 1997

                                            April      April    January    January
                                          1, 1998    1, 1997    1, 1998    1, 1997
                                          to June    to June    to June    to June
                                         30, 1998   30, 1997   30, 1998   30, 1997
                                         ---------  ---------  ---------  ---------
Revenues                                 $    -0-   $    -0-   $    -0-   $    -0-
--------                                 ---------  ---------  ---------  ---------

Expenses
--------
  Administrative Expenses                     258        -0-        258        -0-
  Professional Fees                         2,691      3,328      2,691      4,448      Transfer Fees   140  162  140  202
  License & Tax                               150        100        235        150
                                         ---------  ---------  ---------  ---------
      Total Expenses                        3,291      3,590      3,324      4,800
                                         ---------  ---------  ---------  ---------
      Net Loss                           (  3,239)  (  3,590)  (  3,324)  (  4,800)
                                         =========  =========  =========  =========
      Loss Per Share                     (    .00)  (    .00)  (    .00)  (    .00)

      Weighted Average
      Shares Outstanding                6,428,078  6,428,078  6,428,078  6,428,078


                             See Accompanying Note

                               Exhibitronix, Inc.
                            Statements of Cash Flows
                        January 1, 1998 to June 30, 1998
                    and the January 1, 1997 to June 30, 1997

                                                            June           June
                                                        30, 1998       30, 1997
                                                     ------------   ------------

Cash Flows from Operating Activities
------------------------------------
  Net Loss                                           ($    3,324)   ($      100)
  Changes in Operating Liabilities:
   Increase (Decrease) in Accounts Payable                 3,324            100
                                                     ------------   ------------
      Net Cash Used by
      Operating Liabilities                                  -0-            -0-

Cash Flows from Investing Activities                         -0-            -0-
------------------------------------

Cash Flows from Financing Activities
------------------------------------
  Sale of Common Stock                                       -0-          5,400
                                                     ------------   ------------
      Net Cash Provided by
      Financing Activities                                   -0-          5,400
                                                     ------------   ------------
      Increase in Cash and
      Cash Equivalents                                       -0-          3,381

      Cash at Beginning of Period                            -0-            -0-
                                                     ------------   ------------
      Cash at End of Period                          $       -0-    $     3,381
                                                     ============   ============
Disclosures from Operating Activities
-------------------------------------

  Interest                                           $       -0-    $       -0-
  Taxes                                                      -0-            -0-


                             See Accompanying Note
                               Exhibitronix, Inc.
                    Note to Financial Statements (Unaudited)
ITEM I

NOTE #1 - Basis of Presentation
-------------------------------
  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months period ending June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.


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

                                       PART II

                                  OTHER INFORMATION
                                                                           Page
                                                                          ------
Item 1    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . None

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


                    August 14, 1998          /S/ Jay Geier
               Date _______________  By:     ___________________________
                                             Jay Geier, President
                                             Exhibitronix, Inc.