Form 10QSB
period 1998-09-30
EXHIBITRONIX INC
filed 1998-11-18
CIK 827164

SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB
               Annual Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

             For the Quarter Ended                     Commission File No.
               September 30, 1998                          33-19345-LA

                             EXHIBITRONIX, INC.
                            -------------------
            (Exact name of small business issuer in its charter)

     Nevada                                                93-0943718
   (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                     Identification No.)

                         5234 Michelson Avenue #23D
                          Irvine, California 92612
                       ------------------------------
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
     Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date: September 30, 1998, 6,548,078 Shares

                             Exhibitronix, Inc.

                             TABLE OF CONTENTS

PART I    FINANCIAL STATEMENTS
     ITEM 1.   FINANCIAL STATEMENTS (Unaudited)

     Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

     Statements of Operations. . . . . . . . . . . . . . . . . . . . . . .4

     Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . .5

     Note to Financial Statements. . . . . . . . . . . . . . . . . . . . .6

ITEM 2    MANAGEMENT DISCUSSION AND FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . .6

PART II   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .7

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .8

                             Exhibitronix, Inc.
                               Balance Sheet
                   September 30, 1998 & December 31, 1997

                                                             1998          1997
                                                      ------------  ------------
Assets

Current Assets
--------------
  Cash                                               $        -0-  $        -0-
                                                      ------------  ------------

      Total Current Assets                           $        -0-  $        -0-
                                                      ============  ============
Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                                   $      3,724  $        -0-

Stockholders' Equity
--------------------
  Common Stock 50,000,000 Shares
   Authorized at $.001 Par Value
   6,428,078 Shares Issued & Outstanding                    6,428         6,428
  Paid In Capital                                         125,871       125,871
  Retained Earnings (Deficit)                        (    136,023) (    132,299)
                                                      ------------  ------------

      Total Stockholders' Equity                     (      3,724)          -0-
                                                      ------------  ------------

      Total Liabilities & Stockholders' Equity       $        -0-  $        -0-
                                                      ============  ============

                           See Accompanying Notes

                             Exhibitronix, Inc.
                          Statements of Operations
                    July 1, 1998 to September 30, 1998 &
                    July 1, 1997 to September 30, 1997 &
                  January 1, 1998 to September 30, 1998 &
                   January 1, 1997 to September 30, 1997

                                     July          July       January      January
                               1, 1998 to    1, 1997 to    1, 1998 to   1, 1997 to
                                September     September     September    September
                                 30, 1998      30, 1997      30, 1998     30, 1997
                              ------------  ------------  ------------ ------------
Revenues                      $       -0-  $        -0-  $        -0-  $       -0-
--------

Expenses
--------
  Administrative Expenses             -0-           -0-           258          600
  Professional Fees                   400           -0-         2,691        4,448
  Transfer Fees                       -0-           -0-           140          202
  License & Tax                       -0-           -0-           235          150
                              ------------  ------------  ------------ ------------
      Total Expenses                  400           -0-         3,324        5,400
                              ------------  ------------  ------------ ------------
      Net Loss                (       400)          -0-  (      3,324) (     5,400)
                              ============  ============  ============ ============
      Loss Per Share          (       .00) (        .00) (        .00) (       .00)

      Weighted Average
      Shares Outstanding        6,428,078     6,428,078     6,428,078    5,630,802


                           See Accompanying Notes

                             Exhibitronix, Inc.
                          Statements of Cash Flows
                   January 1, 1998 to September 30, 1998
               and the January 1, 1997 to September 30, 1997


                                                        September     September
                                                         30, 1998      30, 1997
                                                      ------------  ------------

Cash Flows from Operating Activities
------------------------------------

  Net Loss                                           ($     3,724) ($     5,400)
  Changes in Operating Liabilities:
   Increase (Decrease) in Accounts Payable                  3,724           -0-
                                                      ------------  ------------
      Net Cash Used by Operating Liabilities                  -0-  (      5,400)

Cash Flows from Investing Activities                          -0-           -0-
------------------------------------

Cash Flows from Financing Activities
------------------------------------

  Sale of Common Stock                                        -0-         5,400
                                                      ------------  ------------
      Net Cash Provided by Financing Activities               -0-         5,400
                                                      ------------  ------------
      Increase in Cash and Cash Equivalents                   -0-           -0-

      Cash at Beginning of Period                             -0-           -0-
                                                      ------------  ------------
      Cash at End of Period                          $        -0-  $        -0-
                                                      ============  ============
Disclosures from Operating Activities
-------------------------------------

  Interest                                           $        -0-  $        -0-
  Taxes                                                       -0-           -0-

                           See Accompanying Notes

                             Exhibitronix, Inc.
                 Notes to Financial Statements (Unaudited)
ITEM I

NOTE #1 - Basis of Presentation
-------------------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months period ending September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.


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



               Date /S/November 18, 1998          By: /S/ Jay Geier
                    --------------------            --------------------
                    November 18, 1998               Jay Geier, President
                                                    Exhibitronix, Inc.