Form 10KSB
period 1998-12-31
EXHIBITRONIX INC
filed 1999-05-19
CIK 827164

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                Form 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

     For the fiscal year ended December 31, 1998

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [No Fee Required]

     For the transition period from          to

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

       Securities registered under Section 12(g) of the Exchange Act:
                  Common Stock, $0.001 Par Value Per Share
                  ----------------------------------------
                              (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes    X       No
          -----          -----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year $-0- .

The aggregate market value of registrant's common stock held by non-affiliates of the registrant is $-0- based upon the average bid and asked price of the common stock on August 11, 1998.

Number of shares of Common Stock outstanding as of May 19, 1999: 6,428,078
shares.                                                           ---------

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

Management contemplates that the Company will seek to merge with or acquire a target company with either assets or earnings, or both, and that preliminary evaluations undertaken by the Company will assist in identifying possible target companies. The Company has not established a specific level of earnings or assets below which the Company would not consider a merger or acquisition with a target company. Moreover, management may identify a target company which is generating losses which it will seek to acquire or merge with the Company. The merger with or acquisition of a target company which is generating losses or which has negative shareholders' equity may have a material adverse effect on the price of the Company's Common Shares.

Plan of Acquisition
-------------------
The Company intends to follow a systematic approach to identify its most suitable acquisition candidates.

First, management intends to concentrate on identifying any number of preliminary prospects that may be brought to the attention of management through present associations. Management will then apply certain of its broad criteria to the preliminary prospects. Essentially, this will entail a determination by management as to whether or not the prospects are in an industry which appears promising and whether or not the prospects themselves have potential within their own industries. During this initial screening process, management will ask and receive answers to questions framed to provide appropriate threshold information, depending upon the nature of the prospect's business. Such evaluation is not expected to be an in depth analysis of the target company's operations although it will encompass a look at most, if not all, of the same areas to be examined once one or more target companies are selected for an in depth review. For instance, at this stage, management may look at a prospect's unaudited balance sheet. Once a prospect is selected for an in depth review, management will review the prospect's audited financial statements. Nevertheless, management anticipates that this evaluation will provide a broad overview of the business of the target company and should allow a large percentage of preliminary prospects to be eliminated from further consideration.

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

The final stage of any merger or acquisition to be affected by the Company will require the Company to retain the services of its counsel and a qualified accounting firm in order to properly affect the merger or acquisition. The Company may be expected to incur significant legal fees and accounting costs during the final stages of a merger or acquisition. Also, if the merger or acquisition is successfully completed, management anticipates that certain costs will be incurred for public relations, such as the dissemination of information to the public, to the stockholders and to the financial community. If the Company is unable to complete the merger or acquisition for any reason, the Company's capital may be substantially depleted if legal fees and accounting costs have been
incurred.   Management intends to retain legal and accounting services only on an as needed basis in the latter stages of a proposed merger or acquisition.

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

There is no provision for any bonus payments or benefits, however, bonuses may be granted to any or all officers (or directors) at the discretion of the Board of Directors. The Company does not anticipate in the near future entry into employment agreements with its officers or directors. Although directors do not receive compensation for their services as Directors as such, directors may be reimbursed for expenses incurred in attending board meetings.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted during the fourth quarter of the year ended December 31, 1998, to a vote of security holders through the solicitation of proxies or otherwise.

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

                                                     Bid Prices                   Ask Prices
                                               High      Low     High     Low
                                              ------   ------   ------  ------
1998 First Quarter Ended March 31             $ .03    $ .03    $ .03   $ .03
     Second Quarter Ended June 30               .03      .03      .03     .03
     Third Quarter Ended September 30           .03      .03      .03     .03
     Fourth Quarter Ended December 31           .03      .03      .03     .03

1997 First Quarter Ended March 31             $ .03    $ .03    $ .03   $ .03
     Second Quarter Ended June 30               .03      .03      .03     .03
     Third Quarter Ended September 30           .03      .03      .03     .03
     Fourth Quarter Ended December 31           .03      .03      .03     .03

The Company did not declare or pay any dividends during either of its fiscal years ended December 31, 1998, and 1997. Payment of dividends, if any, on the Common Stock, is dependent upon the amounts of future after tax earnings, if any, of the Company and is subject to the discretion of its Board of Directors. The Board of Directors is not legally obligated to declare dividends, even if the Company is profitable. To date, the Company has not declared or paid any dividends. The Company intends to employ all available funds to finance the growth of its business and, accordingly, does not intend to declare or pay any dividends in the foreseeable future.

As of December 31, 1998, the Company had 183 shareholders.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations
---------------------
During the years ended December 31, 1998, and 1997, the Company had no operations and generated no operating revenues. Management does not anticipate the Company will earn any revenue except a minimal amount of interest until following the conclusion of a merger or acquisition. There can be no assurance that the Company will enter any such merger or acquisition or that such transaction will prove profitable to the Company or its stockholders.

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

ITEM 7.   FINANCIAL STATEMENTS.

See Index to Financial Statements at page 15.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no events or conditions requiring reporting under the requirements of this item.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are:

                                                                      Director
Name of Individual  Age   Position                                    Since
------------------- ----  ---------------------------------------     --------------
Jay A. Geier        41    President, Chief Executive Officer          1997
                          And a Director

Ronald W. Shepston  52    Chief Financial Officer, Secretary          1997
                          And a Director

David S. Archer     34    Chief Operating Officer and Director        1999

Each of the Company's directors has been elected to serve until the next meeting of stockholders. Except as described below, there are no arrangements or understandings between any director and any other person pursuant to which any person was elected or nominated as a director. The Company's executive officers serve at the discretion of the Board of Directors.

Mr. Geier served as President, Chief Executive Officer, and as a director of the Company from December of 1996, to September 19, 1997, and again from March 6, 1998 to the present. He is a founder of the Company and was one of the individuals responsible for its first acquisition. For more than the past five years, Mr. Geier has been an independent business consultant for public and private companies (both within the United States and internationally) in marketing, manufacturing, hospitality, and information systems. He is currently a private business consultant and is presently employed at Veronex Technologies, Inc., in an Adminstrative capacity. Mr. Geier received his B.S. with honors from Purdue University, West Lafayette, Indiana, in 1979.

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

David S. Archer, since May 1999, Mr. Archer has been employed as Manager of Finance, for Pacific Care Dental and Vision. His responsibilities include Financial Strategic Planning, Merger and Acquisition Analysis, and Monthly Financial Reporting. Prior to joining Pacific Care he spent over eight years with Bank of America in such capacities as Project Consultant, Manager of Financial Planning and Reporting, and Acquisitions Manager.

Mr. Archer is a graduate of Southern California College (1987) with a Bachelors Degree in Business Administration with an emphasis in Finance and Accounting. He is 34 years old and resides in Rancho Santa Margarita, California.

Meetings.
---------
The Company's Board of Directors met once during the fiscal year ended December 31, 1998.

ITEM 10.  EXECUTIVE COMPENSATION.

                                             Long-term Compensation
               Annual Compensation           Awards              Payouts
                                 Other       Restr-                      All
                                 Annual      icted                       Other
                                 Compen-     Stock     Options   LTIP    Compen-
Position       Year Salary Bonus sation      Awards(s) /SARs     Payouts sation
-----------------------------------------------------------------------------------
Jay A. Geier   1998 $ -0-  $ -0- $ -0-       $ -0-     $ -0-     $ -0-   $ -0-
-----------------------------------------------------------------------------------
               1997   -0-    -0-   -0-         -0-       -0-       -0-     -0-
               --------------------------------------------------------------------
               1996   -0-    -0-   -0-         -0-       -0-       -0-     -0-
               --------------------------------------------------------------------

                   OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                             INDIVIDUAL GRANTS

                              Percent of
               Options/SARs   Total Options       Exercise            Market Price
               Expiration     /SARS Granted       or Base             on Date
               Granted        to Employees        Share Price         or Grant
Name           (#)Date        in Fiscal Year      ($/Sh)              ($/Sh)
-----------    ------------   --------------      -------------       --------------
Jay A. Geier      -0-            N/A                 N/A                 N/A

           LONG TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                              Percent of
               Options/SARs   Total Options       Exercise            Market Price
               Expiration     /SARS Granted       or Base             on Date
               Granted        to Employees        Share Price         or Grant
Name           (#)Date        in Fiscal Year      ($/Sh)              ($/Sh)
-----------    ------------   --------------      -------------       --------------
Jay A. Geier      -0-            N/A                 N/A                 N/A

Directors of the Company do not receive compensation for their services as directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of Common Stock at May 19, 1999, (except as otherwise indicated by footnote) by (I) each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by management to own beneficially more than five percent of the Company's outstanding Common Stock, (ii) each of the Company's directors, and (iii) all executive officers and directors of the Company as a group:

                              Shares of Common Stock
Name of Individual            Beneficially Owned (1)        Percentage
--------------------          ---------------------         -----------
Jay A. Geier                   5,120,101 (2)                 78.2%
--------------------          ---------------------         -----------
Ronald Shepston                  214,660 (3)                  3.3%
--------------------          ---------------------         -----------
David S. Archer                        0 (4)                  0.0%
--------------------          ---------------------         -----------
All Executive Officers &
Directors as a Group
(3 Persons)                    5,334,761                     81.5%
--------------------          ---------------------         -----------

(1) The persons named in the table have sole voting and investment power with respect to all shares of Company Common Stock shown to be beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.
(2) Mr. Geier's address is c/o the Company at 5234 Michelson Avenue #23D, Irvine, California 92612.
(3) Mr. Shepston's address is c/o the Company at 5234 Michelson Avenue #23D, Irvine, California 92612.
(4) Mr. Archer's address is c/o the Company at 5234 Michelson Avenue, #23D, Irvine, California 92612.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of December 31, 1998, no officers or directors were indebted to the Company in any amount.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

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

     27.1*     Financial Data Schedule.

     23.1*     Consent of Schvaneveldt and Company

(b)  Reports on Form 8-K

During the last quarter of the period covered by this Annual Report, the Company did not file any Current Reports on Form 8-K.

                       INDEX TO FINANCIAL STATEMENTS
                                                             Page Reference
                                                             --------------

     Independent Auditors' Report. . . . . . . . . . . . . . . . . .F-2

     Balance sheets as of December 31, 1998 and 1997 . . . . . . . .F-3

     Statements of operations for each of the years
     in the two-year period ended December 31, 1998. . . . . . . .  F-4

     Statements of stockholders' equity for each of the years
     in the two-year period ended December 31, 1998. . . . . . . . .F-5

     Statements of cash flows for each of the years
     in the two-year period ended December 31, 1998. . . . . . . . .F-6

     Notes to financial statements for each of the years
     in the two-year period ended December 31, 1998. . . . . .F-7 & F-8

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 19, 1999                         EXHIBITRONIX, INC.

                                                  /S/ Jay A. Geier
                                             By:  -----------------------
                                                  Jay A. Geier, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures                 Title                          Date
------------------------   -------------------------      -------------

/S/ Jay A. Geier
------------------------   Chairman of the Board,
Jay A. Geier               President, Chief Executive
                           Officer, and a Director        May 19, 1999

/S/ Ronald W. Shepston
------------------------   Principal Financial Officer,
Ronald W. Shepston         Officer, Principal Accounting
                           Officer, Secretary and a
                           Director                       May 19, 1999
/S/ David S. Archer
------------------------
David S. Archer            Chief Operating Officer,
                           and a Director                 May 19, 1999

                             INDEX TO EXHIBITS

Exhibit #      Exhibit Name                                           Page
---------      -----------------------                             --------
     27.1      Financial Data Schedule . . . . . . . . . . . . . . . E-1

     23.1      Consent of Schvaneveldt and Company . . . . . . . . . E-2

                             Exhibitronix, Inc.

                            Financial Statements

                          December 31, 1998 & 1997

/Letterhead/
                           Schvaneveldt & Company
                        Certified Public Accountant
                     275 East South Temple, Suite #300
                         Salt Lake City, Utah 84111
                               (801) 521-2392

Darrell T. Schvaneveldt, C.P.A.


                        Independent Auditors Report
                        ---------------------------

Board of Directors
Exhibitronix, Inc.

I have audited the accompanying balance sheets of Exhibitronix, Inc., as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Exhibitronix, Inc., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

/S/ Schvaneveldt & Company
Salt Lake City, Utah
May 12, 1999
                             Exhibitronix, Inc.
                               Balance Sheets
                         December 31, 1998 and 1997


                                                        1998        1997
                                                  ----------- -----------
Assets

Current Assets
--------------

  Cash                                            $      -0-  $      -0-
                                                  ----------- -----------
      Total Current Assets                        $      -0-  $      -0-
                                                  =========== ===========

Liabilities & Stockholders' Equity

Current Liabilities
-------------------

  Accounts Payable                                $    4,598  $      -0-
  Due Officers                                           634         -0-
                                                  ----------- -----------
      Total Current Liabilities                        5,232         -0-

Stockholders' Equity
--------------------
  Common Stock 50,000,000 Shares Authorized at
   $.001 Par Value 6,428,078 Shares Issued &
   Outstanding Retroactively Restated                  6,428       6,428
  Paid In Capital                                    125,871     125,871
  Retained Earnings (Deficit)                     (  137,531) (  132,299)
                                                  ----------- -----------
      Total Stockholders' Equity                  (    5,232)        -0-
                                                  ----------- -----------
      Total Liabilities & Stockholders' Equity    $      -0-  $      -0-
                                                  =========== ===========


The accompanying notes are an integral part of these financial statements

                             Exhibitronix, Inc.
                          Statements of Operations
               For the Years Ended December 31, 1998 and 1997


                                                        1998        1997
                                                  ----------- -----------
Revenues                                          $      -0-  $      -0-
--------                                          ----------- -----------
Expenses
--------
  Office Cost                                            259         -0-
  Professional Fees                                    4,599       4,448
  Transfer Fees                                          139         127
  License & Tax                                          235         225
                                                  ----------- -----------
      Total Expenses                                   5,232       4,800
                                                  ----------- -----------
      Net Loss                                    ($   5,232) ($   4,800)
                                                  =========== ===========
      Loss Per Share                              (      .00) (      .00)

      Weighted Average Shares Outstanding          6,428,078   6,428,078



The accompanying notes are an integral part of these financial statements

                               Exhibitronix, Inc.
                        Schedule of Stockholders' Equity
               For the Period January 1, 1995 to December 31, 1998


                                               Common Shares               Paid In         Accumulated
                                       Shares     Amount      Capital     Earnings
                                  -------------------------------------------------
Balance, January 1, 1995
Retroactively Restated              1,028,078  $   1,028  $   125,871  ($  127,299)

Net Loss for Year Ended
December 31, 1995                                                      (       100)
                                  -------------------------------------------------
Balance, December 31, 1995          1,028,078      1,028      125,871  (   127,399)

Net Loss for Year Ended
December 31, 1996                                                      (       100)
                                  -------------------------------------------------

Balance, December 31, 1996          1,028,078      1,028      125,871  (   127,499)

Shares Issued for Cash              5,400,000      5,400

Net Loss for Year Ended
December 31, 1997                                                      (     4,800)
                                  -------------------------------------------------
Balance, December 31, 1997          6,428,078      6,428      125,871  (   132,299)

Net Loss for Year Ended
December 31, 1998                                                      (     5,232)
                                  -------------------------------------------------
Balance, December 31, 1998          6,428,078  $   6,428  $   125,871  ($  137,531)
                                  =================================================



The accompanying notes are an integral part of these financial statements

                             Exhibitronix, Inc.
                          Statements of Cash Flows
                For the Years Ended December 31, 1998 & 1997

                                                                  1998        1997
                                                            ----------- -----------
Cash Flows from Operating Activities
------------------------------------
   Net Loss                                                 ($   5,232) ($   4,800)
   Changes in Operating Liabilities:
     Increase (Decrease) in Accounts Payable                     4,598  (      600)
     Increase Due Officers                                         634         -0-
                                                            ----------- -----------
       Net Cash Used by Operating Activities                       -0-  (    5,400)

Cash Flows from Investing Activities                               -0-         -0-
------------------------------------

Cash Flows from Financing Activities
------------------------------------
   Sale of Common Stock                                            -0-       5,400
                                                            ----------- -----------
       Net Cash Provided by Financing Activities                   -0-       5,400
                                                            ----------- -----------
       Increase in Cash Equivalents                                -0-         -0-

       Cash at Beginning of Period                                 -0-         -0-
                                                            ----------- -----------
       Cash at End of Period                                $      -0-  $      -0-
                                                            =========== ===========

Disclosures from Operating Activities
-------------------------------------

   Interest                                                 $      -0-  $      -0-
   Taxes                                                           -0-         -0-


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

NOTE #2 - Significant Accounting Policies
-----------------------------------------
A.   The Company uses the accrual method of accounting.
B. Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D. Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.
E.   Inventories:   Inventories are stated at the lower of cost, determined
     by the FIFO method or market.
F. Consolidation Policies: The accompanying consolidated financial statements include the accounts of the company and its majority-owned subsidiary. Inter-company transactions and balances have been eliminated in consolidation.
G.   Depreciation:   The cost of property and equipment is depreciated over
     the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related assets or the estimated lives of the assets. Depreciation is computed on the straight line method for reporting purposes and for tax purposes.
H. Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

                             Exhibitronix, Inc.
                 Notes to Financial Statements -Continued-

NOTE #4 - Income Taxes & Net Operating Loss Carryforwards for Income Tax
------------------------------------------------------------------------
Purposes
--------

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:


                                   Year              Expiration
                                of Loss     Amount        Date
                               ---------------------------------
                                   1987  $  48,186        2007
                                   1988     24,093        2008
                                   1989     63,043        2009
                                   1990        100        2010
                                   1991        100        2011
                                   1992        100        2012
                                   1993        100        2013
                                   1994        100        2014
                                   1995        100        2015
                                   1996        100        2016
                                   1997      4,800        2017
                                   1998      5,232        2018


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

                                                         1998      1997
                                                     --------- ---------
Current Tax Asset Value of Net Operating
  Loss Carryforwards at Current Prevailing
  Federal Tax Rate                                   $ 39,287  $ 37,508
Evaluation Allowance                                 ( 39,287) ( 37,508)
                                                     --------- ---------
     Net Tax Assets                                  $    -0-  $    -0-
     Current Income Tax Expense                           -0-       -0-
     Deferred Income Tax Benefit                          -0-       -0-
