Form 10QSB
period 1999-03-31
EXHIBITRONIX INC
filed 1999-05-19
CIK 827164

SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB
               Annual Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File No.
   March 31, 1999                                         33-19345-LA

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

                    Yes     X       No
                        -----------     -----------
     Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date: May 19, 1999, 6,428,078 Shares

                             Exhibitronix, Inc.

                             TABLE OF CONTENTS

PART I    FINANCIAL STATEMENTS

     ITEM 1.   FINANCIAL STATEMENTS (Unaudited)

          Balance Sheet3

          Statements of Operations . . . . . . . . . . . . . . . . . . . 4

          Statements of Cash Flows . . . . . . . . . . . . . . . . . . . 5

          Note to Financial Statements . . . . . . . . . . . . . . . . . 6

ITEM 2    MANAGEMENT DISCUSSION AND FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . .6

PART II   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .7

               SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . .8

                             Exhibitronix, Inc.
                               Balance Sheets
               March 31, 1999 (Unaudited) & December 31, 1998


                                                        1999        1998
                                                  ----------- -----------
Assets

Current Assets
--------------
  Cash                                            $      -0-  $      -0-
                                                  ----------- -----------
     Total Current Assets                         $      -0-  $      -0-
                                                  =========== ===========

Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                                $    4,371  $    4,598
  Due Officers                                         2,493         634
                                                  ----------- -----------
     Total Current Liabilities                         6,864       5,232

Stockholders' Equity
--------------------

  Common Stock 50,000,000 Shares Authorized at
   $.001 Par Value 6,428,078 Shares Issued &
   Outstanding Retroactively Restated                  6,428       6,428
  Paid In Capital                                    125,871     125,871
  Retained Earnings (Deficit)                     (  139,163) (  137,531)
                                                  ----------- -----------
     Total Stockholders' Equity                   (    6,864) (    5,232)
                                                  ----------- -----------
     Total Liabilities & Stockholders' Equity     $      -0-  $      -0-
                                                  =========== ===========


                           See Accompanying Note
                             Exhibitronix, Inc.
                          Statements of Operations
        For the Period January 1, 1999 to March 31, 1999 (Unaudited)
        and the Period January 1, 1998 to March 31, 1998 (Unaudited)

                                                        1999        1998
                                                  ----------- -----------
Revenues                                          $      -0-  $      -0-
--------                                          ----------- -----------

Expenses
--------
  Professional Fees                                    1,632         -0-
  License & Tax                                          -0-          85
                                                  ----------- -----------
     Total Expenses                                    1,632          85
                                                  ----------- -----------
     Net Loss                                     ($   1,632) ($      85)
                                                  =========== ===========
     Loss Per Share                               (      .00) (      .00)

     Weighted Average Shares Outstanding           6,428,078   6,428,078



                           See Accompanying Note

                             Exhibitronix, Inc.
                          Statements of Cash Flows
        For the Period January 1, 1999 to March 31, 1999 (Unaudited)
        and the Period January 1, 1998 to March 31, 1998 (Unaudited)


                                                       1999        1998
                                                ----------- -----------
Cash Flows from Operating Activities
------------------------------------

  Net Loss                                      ($    1,632) ($      85)
  Changes in Operating Liabilities:
   Increase (Decrease) in Accounts Payable      (       228)         85
   Increase Due Officers                              1,860         -0-
                                                ----------- -----------
      Net Cash Used by Operating Activities             -0-         -0-

Cash Flows from Investing Activities                    -0-         -0-
------------------------------------

Cash Flows from Financing Activities
------------------------------------
  Sale of Common Stock                                  -0-         -0-
                                                ----------- -----------
      Net Cash Provided by Financing Activities         -0-         -0-
                                                ----------- -----------

      Increase in Cash Equivalents                      -0-         -0-

      Cash at Beginning of Period                       -0-         -0-
                                                ----------- -----------
      Cash at End of Period                     $       -0-  $      -0-
                                                 =========== ===========
Disclosures from Operating Activities
-------------------------------------

  Interest                                      $       -0-  $      -0-
  Taxes                                                 -0-         -0-

                           See Accompanying Note

                             Exhibitronix, Inc.
                 Notes to Financial Statements (Unaudited)
ITEM I

NOTE #1 - Basis of Presentation
-------------------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included.
Operating results for the three-month period ending March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.


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


                    /S/ May 19, 1999              /S/ Jay A. Geier
               Date ----------------         By:  ----------------------
                    May 19, 1999                  Jay A. Geier, President
                                                  Exhibitronix, Inc.