Form 10QSB
period 1999-06-30
EXHIBITRONIX INC
filed 1999-10-26
CIK 827164

SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB
               Annual Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the Quarter Ended                                  Commission File No.
  June 30, 1999                                              33-19345-LA

                             EXHIBITRONIX, INC.
                            --------------------
               (Name of small business issuer in its charter)

          Nevada                                             93-0943718
-------------------------------                           -----------------
    (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                     Identification No.)

                        5234 Michelson Avenue, #23D
                          Irvine, California 92612
                        ---------------------------
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

                   Yes      X       No
                       ----------      ----------

     Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date: October 25, 1999, 6,428,078 Shares



                             Exhibitronix, Inc.

                             TABLE OF CONTENTS

PART I    FINANCIAL STATEMENTS

     ITEM 1.   FINANCIAL STATEMENTS (Unaudited)

     Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . 3


     Statements of Operations. . . . . . . . . . . . . . . . . . . . . . 4

     Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . 5

     Note to Financial Statements. . . . . . . . . . . . . . . . . . . . 6

ITEM 2    MANAGEMENT DISCUSSION AND FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . 6

PART II   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . 7

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 8

                             Exhibitronix, Inc.
                               Balance Sheets
               June 30, 1999 (Unaudited) & December 31, 1998

                                                          1999        1998
                                                     ----------  ----------
Assets

Current Assets
--------------
  Cash                                               $     -0-   $     -0-
                                                     ----------  ----------
     Total Current Assets                            $     -0-   $     -0-
                                                     ==========  ==========

Liabilities & Stockholders' Equity

Current Liabilities
-------------------
   Accounts Payable                                   $   4,371   $   4,598
   Due Officers                                           2,493         634
                                                      ----------  ----------
      Total Current Liabilities                           6,864       5,232

Stockholders' Equity
--------------------
  Common Stock 50,000,000 Shares Authorized at
   $.001 Par Value 6,428,078 Shares Issued &
   Outstanding Retroactively Restated                    6,428       6,428
  Paid In Capital                                      125,871     125,871
  Retained Earnings (Deficit)                        ( 139,163)  ( 137,531)
                                                     ----------  ----------
     Total Stockholders' Equity                      (   6,864)  (   5,232)
                                                     ----------  ----------
     Total Liabilities & Stockholders' Equity        $     -0-   $     -0-
                                                     ==========  ==========

                           See Accompanying Notes

                             Exhibitronix, Inc.
                          Statements of Operations
                      April 1, 1999 to June 30, 1999 &
                      April 1, 1998 to June 30, 1998 &
                     January 1, 1999 to June 30, 1999 &
                      January 1, 1998 to June 30, 1998

                                             April      April    January     January
                                           1, 1999    1, 1998    1, 1999     1, 1998
                                           to June    to June    to June     to June
                                          30, 1999   30, 1998   30, 1999    30, 1998
                                         ---------- ---------- ----------  ----------
Revenues                                 $     -0-  $     -0-  $     -0-   $     -0-
--------
Expenses
--------
  Administrative Expenses                      -0-        258        -0-         258
  Professional Fees                            -0-      2,691      1,632       2,691
  Transfer Fees                                -0-        140        -0-         140
  License & Tax                                -0-        150        -0-         235
                                         ---------- ---------- ----------  ----------
      Total Expenses                           -0-      3,239      1,632       3,324

      Net Loss                                 -0-  (   3,239) (   1,632)  (   3,324)
                                         ========== ========== ==========  ==========
      Loss Per Share                     (     .00) (     .00) (     .00)  (     .00)

      Weighted Average
      Shares Outstanding                 6,428,078  6,428,078  6,428,078   6,428,078


                           See Accompanying Notes

                             Exhibitronix, Inc.
                          Statements of Cash Flows
        For the Period January 1, 1999 to June 30, 1999 (Unaudited)
        and the Period January 1, 1998 to June 30, 1998 (Unaudited)


                                                          1999        1998
                                                     ----------  ----------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                           ($  1,632)  ($  3,324)
  Changes in Operating Liabilities:
   Increase (Decrease) in Accounts Payable           (     227)      3,324
   Increase (Decrease) in Due Officers                   1,859         -0-
                                                     ----------  ----------
     Net Cash Used by Operating Liabilities                -0-         -0-

Cash Flows from Investing Activities                       -0-         -0-
------------------------------------                 ----------  ----------

Cash Flows from Financing Activities
------------------------------------
  Sale of Common Stock                                     -0-         -0-
                                                     ----------  ----------
     Net Cash Provided by Financing Activities             -0-         -0-
                                                     ----------  ----------
     Increase in Cash and Cash Equivalents                 -0-         -0-

     Cash at Beginning of Period                           -0-         -0-
                                                     ----------  ----------
     Cash at End of Period                           $     -0-   $     -0-
                                                     ==========  ==========
Disclosures from Operating Activities
-------------------------------------
  Interest                                           $     -0-   $     -0-
  Taxes                                                    -0-         -0-

                           See Accompanying Notes

                             Exhibitronix, Inc.
                 Notes to Financial Statements (Unaudited)
ITEM I
------
NOTE #1 - Basis of Presentation
-------------------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the six-month period ending June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.


ITEM II
-------
Management's Discussion and Analysis of Financial Condition and Results of Operation
---------------------------------------------------------------------------
The Company has no operations, no assets or liabilities and is dependent upon its officers for its cash requirements. In the quarter ended March 1997, an officer and others invested $5,400 for 5,400,000 shares of common stock. The Company currently is seeking to find a business opportunity that will provide operations and a source of working capital for the Company.


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


      October 25, 1999                  /S/ Jay A. Geier
Date ------------------            By:-----------------------
                                      Jay A. Geier, President
                                      Exhibitronix, Inc.