Form 10QSB
period 1999-09-30
EXHIBITRONIX INC
filed 1999-11-10
CIK 827164

SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB
                                ------------
               Annual Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the Quarter Ended                                  Commission File No.
----------------------                                --------------------
 September 30, 1999                                        33-19345-LA

                             EXHIBITRONIX, INC.
                            -------------------
               (Name of small business issuer in its charter)

       Nevada                                                 93-0943718
-------------------------------                        --------------------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                         Identification No.)

                        5234 Michelson Avenue, #23D
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

                   Yes      X       No
           ----------  -----------

     Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date: May 19, 1999, 6,428,078 Shares.



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

ITEM 2    MANAGEMENT DISCUSSION AND FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . 6

PART II   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . 7

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 8

                             Exhibitronix, Inc.
                               Balance Sheets
             September 30, 1999 (Unaudited) & December 31, 1998

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
                                                     ==========  ==========


                           See Accompanying Notes
                             Exhibitronix, Inc.
                          Statements of Operations
                    July 1, 1999 to September 30, 1999 &
                    July 1, 1998 to September 30, 1998 &
                  January 1, 1999 to September 30, 1999 &
                   January 1, 1998 to September 30, 1998


                                           July 1,   July  1, January 1,  January 1,
                                           1999 to    1998 to    1999 to     1998 to
                                         September  September  September   September
                                          30, 1999   30, 1998   30, 1999    30, 1998
                                         ---------- ---------- ----------  ----------
Revenues                                 $     -0-  $     -0-  $     -0-   $     -0-
--------                                 ---------- ---------- ----------  ----------

Expenses
--------
  Administrative Expenses                      -0-        -0-        -0-         258
  Professional Fees                            -0-        400      1,632       2,691
  Transfer Fees                                -0-        -0-        -0-         140
  License & Tax                                -0-        -0-        -0-         235
                                         ---------- ---------- ----------  ----------
      Total Expenses                           -0-        400      1,632       3,324
                                         ---------- ---------- ----------  ----------
      Net Loss                                 -0-  (     400) (   1,632)  (   3,324)
                                         ========== ========== ==========  ==========
      Loss Per Share                     (     .00) (     .00) (     .00)  (     .00)

      Weighted Average
      Shares Outstanding                 6,428,078  6,428,078  6,428,078   6,428,078


                           See Accompanying Notes

                             Exhibitronix, Inc.
                          Statements of Cash Flows
      For the Period January 1, 1999 to September 30, 1999 (Unaudited)
      and the Period January 1, 1998 to September 30, 1998 (Unaudited)


                                                     September   September
                                                      30, 1999    30, 1998
                                                     ----------  ----------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                           ($  1,632)  ($  3,724)
  Changes in Operating Liabilities:
   Increase (Decrease) in Accounts Payable           (     227)      3,724
   Increase (Decrease) in Due Officers                   1,859         -0-
                                                     ----------  ----------
     Net Cash Used by Operating Liabilities                -0-         -0-

Cash Flows from Investing Activities                       -0-         -0-
------------------------------------

Cash Flows from Financing Activities
------------------------------------
  Sale of Common Stock                                     -0-         -0-
                                                     ----------  ----------
     Net Cash Provided by Financing Activities             -0-         -0-
                                                     ----------  ----------
     Increase in Cash and Cash Equivalents                 -0-         -0-

     Cash at Beginning of Period                           -0-         -0-
                                                     ----------  ----------
     Cash at End of Period                           $     -0-   $     -0-
                                                     ==========  ==========
Disclosures from Operating Activities
-------------------------------------
  Interest                                           $     -0-   $     -0-
  Taxes                                                    -0-         -0-


                           See Accompanying Notes


                             Exhibitronix, Inc.
                 Notes to Financial Statements (Unaudited)
ITEM I
------
NOTE #1 - Basis of Presentation
-------------------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included.
Operating results for the six-month period ending September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.


ITEM II
-------
Management's Discussion and Analysis of Financial Condition and Results of Operation
--------------------------------------------------------------------------
The Company has no operations, no assets or liabilities and is dependent upon its officers for its cash requirements. In the quarter ended March 1997, an officer and others invested $5,400 for 5,400,000 shares of common stock. The Company currently is seeking to find a business opportunity that will provide operations and a source of working capital for the Company.


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


     October 25, 1999              /S/ Jay A/ Geier
Date ------------------       By: ----------------------------
     Date                         Jay A. Geier, President
                                  Exhibitronix, Inc.