Form 10KSB
period 1999-12-31
VPN COMMUNICATIONS CORP
filed 2000-04-14
CIK 827164

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                Form 10-KSB

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

[   ] Transition report under Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from ------ to ------

                    Commission File Number:  33-19345-LA

                       VPN COMMUNICATIONS CORPORATION
                      -------------------------------
               (Name of small business issuer in its charter)

          Nevada                                            93-0943718
-------------------------------                        --------------------
(State or other jurisdiction of            (I.R.S. Federal Employer ID No.)
 incorporation or organization)

3200 Bristol Street, Suite 725, Costa Mesa, California               92626
------------------------------------------------------              -------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number:  (714) 540-4444

Securities registered under Section 12(b) of the Exchange Act:

          Title of each class      Name of exchange on which registered
          -------------------      ------------------------------------
            N/A                      N/A

Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 value

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
   -----      -----

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

          The issuer's revenues for its most recent fiscal year:  $0

          The aggregate market value of voting stock held by non-affiliates of the registrant as of March 31, 2000:

          Common stock, no par value:  $18,567

          The number of shares of the registrant's common stock outstanding as of March 31, 2000: 6,428,080 shares

          Documents incorporated by reference: None

          Transitional Small Business Disclosure Format: Yes     No    X


    PART I

ITEM 1.   DESCRIPTION OF BUSINESS.
----------------------------------
History and Organization
------------------------
VPN Communications Corporation, formerly Exhibitronix, Inc., was organized under the laws of the State of Nevada on September 29, 1986, for the primary purpose of seeking selected mergers or acquisitions with a small number of business entitles expected to be private companies, partnerships, or sole proprietorships. In November of 1988, the Company completed the first of its three business combination transactions, through a merger with Mimetics, Inc., a California corporation, following which the Company changed its name to Exhibitronix, Inc. Thereafter, the Company had a total of three subsidiaries Tabery Corporation, Shows Up, and Modular Display Systems, Inc. The Company divested one half of Modular Display Systems, Inc., in 1991; the Tabery Corporation filed for protection under Chapter 7 or the United Stated Bankruptcy Code in 1991. During 1990 and 1991, the Company disposed of all of its assets to satisfy its creditors and, since 1991, has conducted no operations. Following a change of control of ownership, on March 2, 2000 the Company changed its name to VPN Communications Corporation and a Certificate of Amendment to Articles of Incorporation was filed with the Secretary of State of Nevada on March 10, 2000.

Commencing the first quarter of 1997, the Company began to engage in preliminary efforts intended to identify possible merger on acquisition "targets" and has neither conducted negotiations concerning, nor entered into a letter of intent for any possible mergers or acquisitions. All dates in this Annual Report have been adjusted to reflect a one for five reverse split of the shares of the Company's common stock, effective March of 1997.

Plan Of Operations
------------------
The Company has, and for the foreseeable future expects to have, insufficient capital with which to provide merger or acquisition candidates with substantial cash or other assets. However, Management believes the Company will offer owners of potential merger or acquisition candidates the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than would be required for them to conduct an initial public offering. A target company will, however, incur significant post merger or acquisition registration costs in the event target company shareholders wish to offer a portion of their shares for subsequent sale. Further, while target company shareholders will receive "restricted securities" in any merger or acquisition transaction, those restricted securities will represent, if a trading market develops for the Company's common stock, ownership in a "publicly traded" as opposed to a "privately held" company. Management also believes target company shareholders may benefit in obtaining a greater ownership percentage in the Company remaining after a merger or acquisition than may be the case in the event a target company offered it shares directly for sale to the public. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data, which would support the perceived benefits of a merger or acquisition transaction for target company shareholders.


The Company expects to concentrate primarily on the identification and evaluation of prospective merger or acquisition "target" entities including private companies, partnerships, or sole proprietorships. The Company does not intend to act as a general or limited partner in connection with partnerships it may merge with acquire. Management has not identified any particular area of interest within which the Company will concentrate its efforts.

Management contemplates that the Company will seek to merger with or acquire a target company with either assets or earnings, or both, and that preliminary evaluations undertaken by the Company will assist in identifying possible target companies. The Company has not established a specific level of earnings or assets below which the Company would not consider a merger or acquisition with a target company. Moreover, management may identify a target company, which is generating losses, which it will seed to acquire or merge with the Company. The merger with or acquisition of a target company which is generating losses or which has negative shareholders' equity may have a material adverse effect on the price of the Company's Common Shares.

Plan of Acquisition
-------------------
The Company intends to follow a systematic approach to identify its most suitable acquisition candidates.

First, management intends to concentrate on identifying any number of preliminary prospects that may be brought to the attention of management through present association. Management will then apply certain of its broad criteria to the preliminary prospects. Essentially, this will entail a determination by management as to whether or not the prospects themselves have potential within their own industries. During this initial screening process, management will ask and receive answers to questions framed to provide appropriate threshold information, depending upon the nature of the prospect's business. Such evaluation is not expected to be an in depth analysis of the target company's operations although it will encompass a look at most, if not all, of the same areas to be examined once one or more target companies are selected for an in depth review. For instance, at this stage, management may look at a prospect's unaudited balance sheet. Once a prospect is selected for an in depth review, management will review the prospect's audited financial statements. Nevertheless, management anticipates that this evaluation will provide a broad overview of the business of the target company and should allow a large percentage of preliminary prospects to be eliminated from further consideration.

Assuming management is able to complete the preliminary evaluation process and select a limited number of companies for further study, of which there can be no assurance, the Company may enter into preliminary negotiations with target company management in order to obtain detailed financial and operational information. Following the Company's receipt of such information, management will conduct an in depth analysis of five (5) major areas of concern with respect of the target company as follows:

1 MANAGERIAL AND FINANCIAL STABILITY. Management of the Company will review audited financial statements of the target company and will also research the background of each director and member of management of the target company in order to discern whether the stability of the Company is such that further negotiations are warranted.


2 INDUSTRY STATUS. Management will research the potential of the target company's industry. The concern here is whether the industry is in a growth, stagnant or declining stage.

3 PRODUCTION OF PRODUCT. If the target company is a manufacturer, management will review whether it has the necessary resources or access to the necessary resources and supplies to produce a quality product in a timely manner.

4 ACCEPTANCE AND POTENTIAL OF PRODUCT. Management will review the acceptance of the target company's product in the market place. Management will also review whether or not the product is realistic (therefore, is there potential for the product to be workable and for it to fulfill its intended purpose.

5 DEVELOPMENT OF TARGET COMPANY. Management will review the target company's stage of development, e.g., start up or established company.

The foregoing is an outline of the areas of concern, which most often arise and merit careful scrutiny by management. Because of the possible varieties of target companies, which may come to the attention of management, additional factors will most likely be considered in any given analysis. Also, the procedures used in such a review are expected to vary depending upon the target company being analyzed. Management may select a target company for further negotiations even though the target may not receive a favorable evaluation as to some of the five areas of concern.

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

Management expects to enter into further negotiations with target company management following successful conclusion of financial and evaluation studies. Negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's stockholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event to Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then stockholders.


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

Management expects that it will be necessary to raise funds at such time as significant evaluation work is undertaken regarding prospective mergers of acquisitions. There can be no assurance that funds for such purposes will be available to the Company on acceptable terms or at all.

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

Any securities which the Company acquires in exchange for its Common Stock will be "restricted securities" within the meaning of the Securities Act of 1933 (the "1933 Act"). If the Company elected to resell such securities, such sale could not proceed unless a registration statement had been declared effective by the Securities and Exchange Commission or an exemption from registration was available. Section 4 (2) of the 1933 Act, which exempts sales of securities not involving any public offering, would in all likelihood be available since it is likely that any such sale would be a block sale to a private investor to raise additional capital.


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

Employees
---------
The Company presently no employees, it's President, E. G. Marchi, will devote as much time as necessary to the affairs of the Company.

ITEM 2.   DESCRIPTION OF PROPERTY.
----------------------------------
The Company currently leases executive office space located at 3200 Bristol, Suite 725, Costa Mesa, California 92626. The lease covers approximately 1,500 square feet at a monthly rental of approximately $3,500 per month. The lease expires in 2003. The Company believes that its new facilities are adequate for its current needs.

ITEM 3.   LEGAL PROCEEDINGS.
----------------------------
The Company is not a party to any legal proceedings and management is not aware of any threatened legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
--------------------------------------------------------------
No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1999, to a vote of security holders through the solicitation of proxies or otherwise.

                                  PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------------------------------------------------------------------

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


     Fiscal Year Ended September 30, 1999:
     -------------------------------------
     1st Quarter. . . . . . . . . . . . . . .     $0.03      $0.03
     2nd Quarter. . . . . . . . . . . . . . .     $0.03      $0.03
     3rd Quarter. . . . . . . . . . . . . . .     $0.03      $0.03
     4th Quarter. . . . . . . . . . . . . . .     $0.03      $0.03

     Fiscal Year Ended September 30, 1998:
     -------------------------------------
     1st Quarter. . . . . . . . . . . . . . .     $0.03      $0.03
     2nd Quarter. . . . . . . . . . . . . . .     $0.03      $0.03
     3rd Quarter. . . . . . . . . . . . . . .     $0.03      $0.03
     4th Quarter. . . . . . . . . . . . . . .     $0.03      $0.03


On March 31, 2000, the closing bid and asked prices of the Common Stock of the Company were $0.06 bid and $0.06 asked per share.

As of March 31, 2000, there were 6,428,080 shares of Common Stock issued and outstanding which were held by approximately 234 holders of record.

During the fiscal years ended December 31, 1998, and 1999, the Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company intends to apply its earnings, if any, in expanding its operations and related activities. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors.

ITEM 6.   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
------------------------------------------------------------------
Results of Operations
---------------------

During the years ended December 31, 1999, and 1998, the Company had no operations and generated no operating revenues. Management does not anticipate the Company will earn any revenue except a minimal amount of interest until following the conclusion of a merger or acquisition. There can be no assurance that the Company will enter any such merger or acquisition or that such transaction will prove profitable to the Company or its stockholders.

Liquidity and Capital Resources
-------------------------------
The Company has virtually no assets or liabilities and from and after January 1, 1997, had been dependent upon its officers for its minimal cash requirements. Management anticipates operational costs will remain limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions. There can be no assurance that funds for such purposes will be available to the Company on acceptable terms or at all.

The Company has not long-term capital commitments.

ITEM 7.   FINANCIAL STATEMENTS.
-------------------------------

Information with respect to this Item is set forth in "Index to Financial Statements".

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
          DISCLOSURE.
---------------------------------------------------------------------

There have no events or conditions requiring reporting under the requirements of this item.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTORL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
------------------------------------------------------------------------

          The directors and executive officers of the Company, since March 2000, are as follows:

     Name of Individual       Age       Position
     ------------------       ----      ----------------------------------
     E.G. Marchi              70        President, Chief Executive Officer
                                        and a Director
     Theodore A. Bohrer       56        Chief Financial Officer, Secretary
                                        and a Director
     Paul A. Stevens          41        Executive Vice President and a
                                        Director

Each of the Company's directors has been elected to serve until the next annual meeting of stockholders. Except as described below, there are no arrangements or understandings between any director and any other person pursuant to which any person was elected or nominated as a director. The Company's executive officers serve at the discretion of the Board of Directors.

E.G. MARCHI has been President and Director of VPN Communications Corporation since March 3, 2000. Before acquiring control of the Company, he had been President, Secretary/Treasurer and sole Director of City Pacific International, USA, Inc., a wholly owned subsidiary of e-Net Financial.Com corporation since March 1999. From August 1997 through August 1998, in addition to his executive consulting business, Mr. Marchi served as Chief Executive Officer of a publicly held company, Alliance Biotechnology International, where he directed its activities towards its ultimate sale and merger. From July 1994 through 1997, he was general partner of American Capital Growth, where he was responsible for its development as an investment banking organization. Mr. Marchi completed his undergraduate work in Electrical and Mechanical Engineering at Illinois Institute of Technology in 1957.


THEODORE A. BOHRER has served as Secretary, Chief Financial Officer, and a Director of the Company from March 3, 2000 to present. From March 1, 1999 to March 3, 2000, Mr. Bohrer served as Vice President of e-Net Financial.Com Corporation and also as broker of record for its subsidiary, e-Net Mortgage Corporation. From January 1995 to March 1999 he held a variety of positions as a consultant in the communications industry specializing in transport of compressed long distance voice and data traffic. Mr. Bohrer's career in financial institutions and information services has spanned 25 years after serving as a Naval Lieutenant Commander. Before joining e-Net Mortgage as broker of record in March 1999, his previous position involved developing Net Fund, a mortgage company in San Jose. Mr. Bohrer received a BS degree in Business and Industrial Management from San Jose State University in 1965.

PAUL C. STEVENS has served as Executive Vice President and a Director of the Company since March 3, 2000. From December 1999 to March 2000, Mr. Stevens was Vice President with VPNCOM.NET Corporation, a former subsidiary of e-Net Financial.Com Corporation. From 1995 to 1998 he served as Chairman of Digital Integrated Systems, Inc. From January 1992 to December 1994 he served as President and CEO of Paul Stevens Associates. Mr. Stevens received a degree in Industrial Electronics from Norwich Regional Technical Institute in 1997.

To the best of the knowledge of the Company, its directors, officers and 10% beneficial owners have filed all reports in compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended September 30, 1999.

ITEM 10.  EXECUTIVE COMPENSATION.
---------------------------------

                      Annual Compensation                     Long-Term Compensation
                                          Awards
                                Other     Restr-                        All
                                Annual    icted                         Other
                                Compen-   Stock     Options   LTIP      Compen-
Position    Year      Salary    sation    Award(s)  /SARs     Payouts   sation
------------------------------------------------------------------------------------
Jay A Geier 1999      $-0-      $-0-      $-0-      $-0-      $-0-      $-0-
            1998       -0-       -0-       -0-       -0-       -0-       -0-
            1997       -0-       -0-       -0-       -0-       -0-       -0-

                        OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                                  INDIVIDUAL GRANTS

                                Percentage of
                                Total Options
                 Options/SARs   /SARS Granted
                 Expiration     Employees         Exercise or    Market Price
                 Granted        in                Base Share     on Date of
Name             (#) Date       Fiscal Year       Price ($Sh)    Grant ($Sh)
-------------    ------------   -------------     ------------   ------------
Jay A Geier      -0-            N/A               N/A            N/A


                LONG TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                                Percentage of
                                Total Options
                 Options/SARs   /SARS Granted
                 Expiration     Employees         Exercise or    Market Price
                 Granted        in                Base Share     on Date of
Name             (#) Date       Fiscal Year       Price ($Sh)    Grant ($Sh)
-------------    ------------   -------------     ------------   ------------
Jay A Geier      -0-            N/A               N/A            N/A

Directors of the Company do not receive compensation for their services as directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------------------------------------------------------------------------
The following tables set forth certain information regarding the beneficial ownership of Common Stock as of March 31, 2000, (except as otherwise indicated by footnote) by (i) each person (including any "group" as that term is used in Section 13 (d) (3) of the Securities Exchange Act of 1934) known by management to own beneficially more than five percent of the Company's outstanding Common Stock, (ii) each of the Company's directors, and (iii) all executive officers and directors of the Company as a group:

                                                    Shares of
                                                    Common Stock      Percent of
                                                    Beneficially      Outstanding
Management Shareholders                             Owned (1)         Stock
---------------------------------------------       --------------    -------------
E.G. Marchi. . . . . . . . . . . . . . . . . .      5,812,699(2)      90.43
3200 Bristol Street, Suite 725
Costa Mesa, CA 92626

Theodore A. Bohrer. . . . . . . . . . . . . . .     -0-               -0-
3200 Bristol Street, Suite 725
Costa Mesa, CA 92626

Paul A. Stevens. . . . . . . . . . . . . . . . .    -0-               -0-
3200 Bristol Street, Suite 725
Costa Mesa, CA 92626

Directors and officers as a group (3) persons,
  including the above                              5,812,699          90.43%

1 Except as otherwise noted, it is believed by the Company that all persons have full voting and investment power with respect to the shares, except as otherwise specifically indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, pr the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be an owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days, such as warrants or options to purchase the Common Stock of the Company.


2. E. G. Marchi, President of the Company, is deemed to be the beneficial owner of these shares of Common Stock of the Company owned by MAI Financial LLC, of which Mr. Marchi is the sole owner.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

Name and Address                             Amount and Nature
of Beneficial                                of Beneficial       Percent of Class of
Owner                    Title of Class      Ownership           Equity Securities
---------------------    ------------------- ----------------    ------------------
MAI Financial LLC        Common Stock        3,375,000 (1)       90.43%
3200 Bristol Street,
Suite 725
Costa Mesa, CA 92626

(1) E. G. Marchi, President of the Company, is deemed to be the beneficial owner of these shares of Common Stock of the Company owned by MAI Financial LLC, of which Mr. Marchi is the sole owner.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------
As of December 31, 1999, no officers or directors were indebted to the Company in any amount.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
-------------------------------------------
The following documents are filed as a part of this report:

     (a)  Exhibits:
          --------
* Exhibits filed herewith. Other exhibits are incorporated by reference to previous filings.

2.1 Amended and Restated Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada on November 28, 1988, filed as Exhibit 3 to the Registrant's Post-Effective Amendment to the Registration Statement on Form S-18 filed with the Securities and Exchange Commission on January 26, 1989, and is incorporated herein by reference.

2.2 By laws of the Registrant as currently in effect, filed as Exhibit 3 to the Registrant's Registration Statement on Form S-18 filed with the Securities and Exchange Commission on February 24, 1987, and is incorporated herein by reference.

23.1*     Consent of Schvaneveldt and Company

27.1*     Financial Data Schedule.

          (b) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.


                       INDEX TO FINANCIAL STATEMENTS

                                                             Page Reference

     Independent Auditor's Report. . . . . . . . . . . . . . . . . . . .F-2

     Balance sheets as of December 31, 1999, and 1998. . . . . . . . . .F-3

     Statement of operations for each of the years
     in the two-year period ended December 31, 1999. . . . . . . . . . .F-4

     Statement of stockholders' equity for each of the years
     in the two-year period ended December 31, 1999. . . . . . . . . . .F-5

     Statement of cash flows for each of the years
     in the two-year period ended December 31, 1999. . . . . . . . . . .F-6

     Notes to financial statements for each of the years
     in the two-year period ended December 31, 1999. . . . . . . .F-7 & F-8


                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Registrant:                   VPN Communications Corporation

                              By: /s/ E. G. Marchi
                              -------------------------------
                              E. G. Marchi, President


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                    Title                          Date
--------------------          ---------------------------    --------------
/s/ E. G. Marchi              Chairman of the Board,         April 13, 2000
----------------              President, Chief Executive
E. G. Marchi                  Officer and a Director

/s/  Theodore A. Bohrer       Principal Financial Officer,   April 13, 2000
-----------------------       Principal Accounting Officer,
Theodore A. Bohrer            Secretary and a Director

/s/  Paul A. Stevens          Executive Vice President and   April 13, 2000
--------------------          a Director
Paul A. Stevens



                             Exhibitronix, Inc.

                            Financial Statements

                          December 31, 1999 & 1998

/Letterhead/
                           Schvaneveldt & Company
                        Certified Public Accountant
                     275 East South Temple, Suite #300
                         Salt Lake City, Utah 84111
                               (801) 521-2392

Darrell T. Schvaneveldt, C.P.A.

                        Independent Auditors Report
                        ----------------------------

Board of Directors
Exhibitronix, Inc.

I have audited the accompanying balance sheets of Exhibitronix, Inc., as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Exhibitronix, Inc., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

/S/ Schvaneveldt & Company
Salt Lake City, Utah
April 10, 2000


                             Exhibitronix, Inc.
                               Balance Sheets
                         December 31, 1999 and 1998

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
                                                 =========== ===========


 The accompanying notes are an integral part of these financial statements
                                    F-3


                             Exhibitronix, Inc.
                          Statements of Operations
               For the Years Ended December 31, 1999 and 1998

                                                       1999        1998
                                                 ----------- -----------
Revenues                                         $      -0-  $      -0-
--------                                         ----------- -----------

Expenses
--------
  Office Cost                                           -0-         259
  Professional Fees                                   1,632       4,599
  Transfer Fees                                         -0-         139
  License & Tax                                         -0-         235
                                                 ----------- -----------
      Total Expenses                                  1,632       5,232
                                                 ----------- -----------
      Net Loss                                   ($   1,632) ($   5,232)
                                                 =========== ===========
      Loss Per Share                             (      .00) (      .00)

      Weighted Average Shares Outstanding         6,428,078   6,428,078



 The accompanying notes are an integral part of these financial statements
                                    F-4


                               Exhibitronix, Inc.
                        Schedule of Stockholders' Equity
               For the Period January 1, 1995 to December 31, 1999

                                        Common Shares      Paid In  Accumulated
                                   Shares       Amount     Capital     Earnings
                               -------------------------------------------------
Balance, January 1, 1995
Retroactively Restated          1,028,078       $1,028    $125,871    ($127,299)

Net Loss for Year Ended
December 31, 1995                                                     (     100)
                               -------------------------------------------------
Balance, December 31, 1995      1,028,078        1,028     125,871    ( 127,399)

Net Loss for Year Ended
December 31, 1996                                                     (     100)
                               -------------------------------------------------
Balance, December 31, 1996      1,028,078        1,028     125,871    ( 127,499)

Shares Issued for Cash          5,400,000        5,400

Net Loss for Year Ended
December 31, 1997                                                     (   4,800)
                               -------------------------------------------------
Balance, December 31, 1997      6,428,078        6,428     125,871    ( 132,299)

Net Loss for Year Ended
December 31, 1998                                                     (   5,232)
                               -------------------------------------------------
Balance, December 31, 1998      6,428,078        6,428     125,871    ( 137,531)

Net Loss for Year Ended
December 31, 1999                                                     (   1,632)
                               -------------------------------------------------
Balance, December 31, 1999      6,428,078  $     6,428 $   125,871    ($139,163)
                               =================================================

 The accompanying notes are an integral part of these financial statements
                                    F-5


                             Exhibitronix, Inc.
                          Statements of Cash Flows
                For the Years Ended December 31, 1999 & 1998

                                                         1999         1998
                                                   -----------  -----------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                          ($  1,632)   ($  5,232)
  Changes in Operating Liabilities:
   Increase (Decrease) in Accounts Payable          (     227)       4,598
   Increase Due Officers                                1,859          634
                                                   -----------  -----------
      Net Cash Used by Operating Activities               -0-          -0-

Cash Flows from Investing Activities                      -0-          -0-
------------------------------------

Cash Flows from Financing Activities                      -0-          -0-
------------------------------------               -----------  -----------
      Increase in Cash Equivalents                        -0-          -0-

      Cash at Beginning of Period                         -0-          -0-
                                                   -----------  -----------
      Cash at End of Period                        $      -0-   $      -0-
                                                   ===========  ===========
Disclosures from Operating Activities
-------------------------------------
  Interest                                         $      -0-   $      -0-
  Taxes                                                   -0-          -0-

 The accompanying notes are an integral part of these financial statements
                                    F-6


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


                             Exhibitronix, Inc.
                 Notes to Financial Statements -Continued-

NOTE #4 - Income Taxes & Net Operating Loss Carryforwards for Income Tax
          Purposes
-------------------------------------------------------------------------

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                                        Year                    Expiration
                                     of Loss         Amount           Date
                              ---------------------------------------------
                                        1987       $ 48,186           2007
                                        1988         24,093           2008
                                        1989         63,043           2009
                                        1990            100           2010
                                        1991            100           2011
                                        1992            100           2012
                                        1993            100           2013
                                        1994            100           2014
                                        1995            100           2015
                                        1996            100           2016
                                        1997          4,800           2017
                                        1998          5,232           2018
                                        1999          1,632           2019

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

                                                                 1999        1998
                                                           ----------- -----------
Current Tax Asset Value of Net Operating Loss
  Carryforwards Current Prevailing Federal Tax Rate        $   39,842  $   39,287
Evaluation Allowance                                       (   39,842) (   39,287)
                                                           ----------- -----------
     Net Tax Assets                                        $      -0-  $      -0-
     Current Income Tax Expense                                   -0-         -0-
     Deferred Income Tax Benefit                                  -0-         -0-

NOTE #5 - Subsequent Events
---------------------------
Pursuant to a Stock Purchase Agreement dated March 2, 2000 certain shareholders of Exhibitronix, Inc., sold to an unrelated party 5,812,699 shares representing approximately 90.4267% of the issued and outstanding common stock of Exhibitronix, Inc.

New Officers and Directors were elected immediately following the closing of the Stock Purchase Agreement. On March 10, 2000, a Certificate of Amendment was filed in the state of Nevada changing the name of the Corporation to VPN Communications Corporation.
                                    F-9