Form 10QSB
period 2000-03-31
VPN COMMUNICATIONS CORP
filed 2000-05-22
CIK 827164

                      SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB
               Annual Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the Quarter Ended                                  Commission File No.
---------------------                                  --------------------
     March 31, 2000                                        33-19345-LA

                       VPN Communications Corporation
                      --------------------------------
               (Name of small business issuer in its charter)

              Nevada                                       93-0943718
--------------------------------                        -------------------
(State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                        Identification No.)

                       3200 Bristol Street, Suite 725
                        Costa Mesa, California 92626
                     ---------------------------------
                  (Address of Principal Executive Offices)

Registrant's telephone number including area code:          (714) 540-4444
                                                            ---------------

                            Former name, former address, and former fiscal
      year end, if changed since last report.                          N/A

     Check whether the issuer (1) filed all report required to be filed with Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes      X          No
          ---------           ----------
Applicable only to issuers involved in bankruptcy proceedings during the proceeding five years.

Check whether the registrant filed all document and report required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

   N/A

Applicable only to corporate issuers.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 7,723,080 as of May 15, 2000.

Transitional Small Disclosure Format

     Yes      X          No
          ---------           ----------




                       VPN Communications Corporation

                             TABLE OF CONTENTS

PART I    FINANCIAL STATEMENTS

     ITEM 1.   FINANCIAL STATEMENTS (Unaudited)

          Accountant's Review Report . . . . . . . . . . . . . . . . . . .3

          Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . .4

          Statements of Operations . . . . . . . . . . . . . . . . . . . .5

          Statements of Cash Flows . . . . . . . . . . . . . . . . . . . .6

          Notes to Financial Statements. . . . . . . . . . . . . . . . . .7

ITEM 2    MANAGEMENT DISCUSSION AND FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . .9

PART II   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .9

               SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . 11



[Letterhead]
                           Schvaneveldt & Company
                        Certified Public Accountant
                     275 East South Temple, Suite #300
                         Salt Lake City, Utah 84111
                               (801) 521-2392

Darrell T. Schvaneveldt, C.P.A.


Board of Directors
VPN Communications Corporation


I have reviewed the accompanying balance sheets, of VPN Communications Corporation, as of March 31, 2000, and for the three months period then ended. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


/S/ Schvaneveldt & Company
Salt Lake City, Utah 84111
May 22, 2000



                       VPN Communications Corporation
                               Balance Sheets
              March 31, 2000 (Unaudited) and December 31, 1999

                                                          2000        1999
                                                     ----------  ----------
     Assets

Current Assets
--------------

  Cash                                               $     -0-   $     -0-
                                                     ----------  ----------
     Total Current Assets                            $     -0-   $     -0-
                                                     ==========  ==========

     Liabilities & Stockholders' Equity

Current Liabilities
-------------------

  Accounts Payable                                   $   4,371   $   4,371
  Due Officers                                           2,493       2,493
                                                     ----------  ----------
     Total Current Liabilities                           6,864       6,864

Stockholders' Equity
--------------------

  Common Stock 50,000,000 Shares Authorized at
   $.001 Par Value 6,428,078 Shares Issued &
   Outstanding Retroactively Restated                    6,428       6,428
  Paid In Capital                                      125,871     125,871
  Retained Earnings (Deficit)                        ( 139,163)  ( 139,163)
                                                     ----------  ----------
     Total Stockholders' Equity                      (   6,864)  (   6,864)
                                                     ----------  ----------
     Total Liabilities & Stockholders' Equity        $     -0-   $     -0-
                                                     ==========  ==========



           See accountant's review report and accompanying notes
                                     4


                       VPN Communications Corporation
                    Statements of Operations (Unaudited)
             For the Period January 31, 2000 and March 31, 2000
              and the Period January 1, 1999 to March 31, 1999

                                                          2000        1999
                                                     ----------  ----------
Revenues                                             $     -0-   $     -0-
--------                                             ----------  ----------

Expenses
--------

  Professional Fees                                        -0-       1,632
                                                     ----------  ----------
     Total Expenses                                        -0-       1,632
                                                     ----------  ----------
     Net Loss                                        $     -0-   ($  1,632)
                                                     ==========  ==========
     Loss Per Share                                  (    0.00)  (    0.00)

     Weighted Average Shares Outstanding             6,428,078   6,428,078



           See accountant's review report and accompanying notes
                                     5


                       VPN Communications Corporation
                    Statements of Cash Flows (Unaudited)
              For the Period January 1, 2000 to March 31, 2000
              and the Period January 1, 1999 to March 31, 1999

                                                          2000        1999
                                                     ----------  ----------
Cash Flows from Operating Activities
------------------------------------

  Net Loss                                                 -0-   ($  1,632)
  Changes in Operating Liabilities:
   Increase (Decrease) in Accounts Payable                 -0-   (     228)
   Increase Due Officers                                   -0-       1,860
                                                     ----------  ----------
      Net Cash Used by Operating Activities                -0-         -0-

Cash Flows from Investing Activities                       -0-         -0-
------------------------------------

Cash Flows from Financing Activities
------------------------------------

  Sale of Common Stock                                     -0-         -0-
                                                     ----------  ----------
      Net Cash Provided by Financing Activities            -0-         -0-
                                                     ----------  ----------

      Increase in Cash Equivalents                         -0-         -0-

      Cash at Beginning of Period                          -0-         -0-
                                                     ----------  ----------
      Cash at End of Period                          $     -0-   $     -0-
                                                     ==========  ==========
Disclosures from Operating Activities
-------------------------------------

  Interest                                           $     -0-   $     -0-
  Taxes                                                    -0-         -0-


           See accountant's review report and accompanying notes
                                     6


                       VPN Communications Corporation
                 Notes to Financial Statements (Unaudited)

NOTE #1 - Organization
----------------------

The Company was incorporated on November 29, 1986, as Fernwood Financial, Inc., under the laws of the state of Nevada. In 1988, the Company merged with Mimetics, Inc., a California Corporation and changed its name to Exhibitronix, Inc. On April 19, 2000, the Company entered into an agreement to acquire all of the capital stock of VPNCOM.NET Corporation ("VCNC"), which became a wholly owned subsidiary of the Company. On March 14, 2000 the Company changed its name to VPN Communications Corporation.

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



                       VPN Communications Corporation
           Notes to Financial Statements (Unaudited) -Continued-

NOTE #3 - Statement Preparation
-------------------------------

The Company has prepared the accompanying financial statements with interim financial reporting requirements promulgated by the Securities & Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations.

The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 10-K report.


Item 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

As of March 31, 2000, the Company had no operations, no assets or liabilities and was dependent upon its officers for its cash requirements. On April 19, 2000, the Company entered into an agreement to acquire all of the capital stock of VPNCOM.NET Corporation ("VCNC"), which became a wholly owned subsidiary of the Company. The selling stockholders of VCNC consisted of E.G. Marchi, a Director and President of the Company, Theodore
A. Bohrer, a Director, Secretary and Principal Financial and Accounting Officer of the Company and Richard E. Floegel, a party otherwise unrelated to the Company. VCNC is a provider of integrated communications involving the provision of virtual private network and Internet solutions for corporations and multi-dwelling unit properties and entities. All assets of VCNC, including, but not limited to, its tangible assets, such as computers, servers, and related telecommunications equipment, as well as its non-tangible assets, such as contracts, on-going business relationships, and "goodwill,' are included in the acquisition. In exchange for the stock of VCNC, the Company issued 1,500,000 shares of its Common Stock to the selling stockholders of VCNC. The valuation of the exchange was based upon VCNC's historical financial statement, assets and liabilities, historical operations, and the value of the Common Stock of the Company at the time negotiations began, with a 15% discount from the then market price of the Common Stock in consideration of the restricted nature of the securities issued.


                                  PART II

                             OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS
---------------------------

     None

Item 2.   CHANGES IN SECURITIES
-------------------------------

     None

Item 3.   DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------

     None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     No matter was submitted to a vote of the security holders of the Company during its fiscal quarter ended March 31, 2000.

Item 5.   OTHER INFORMATION
---------------------------

     Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  Exhibits:

* Exhibits filed herewith. Other exhibits are incorporated by reference to previous filings.

     10.1 Agreement and Plan of Reorganization, dated April 19, 2000, by and among the Company, VPNCOM.NET Corporation and the stockholders of VPNCOM.NET Corporation, E.G. Marchi, Theodore A. Bohrer and Richard E. Floegel, which was filed with the Securities and Exchange Commission on May 3, 2000 as an Exhibit to Form 8-K, is hereby incorporated by this reference.

     27.1*     Financial Data Schedule.

     1    Reports on Form 8-K.

     On March 14, 2000, the Company filed a report on Form 8-K which disclosed the change of control of the Company, change of the name of the Company from Exhibitronix, Inc. to VPN Communications Corporation, and election of new Directors and Executive Officers of the Company.

     On May 3, 2000, the Company filed a report on Form 8-K which disclosed the Agreement and Plan of Reorganization , dated April 19, 2000, entered into by and between the Company, VPNCOM.NET Corporation and the stockholders of VPNCOM.NET Corporation, E.G. Marchi, Theodore A. Bohrer and Richard E. Floegel, whereby the Company agreed to purchase all of the capital stock of VPNCOM.NET Corporation.



                                 SIGNATURES

   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     VPN Communications Corporation


Date:  May 19, 2000
                                     By: /S/ E.G. Marchi
                                     -------------------------------------
                                     E. G. Marchi
                                     Director and President


Date:  May 19, 2000                  By: /S/ Theodore A. Bohrer
                                     -------------------------------------
                                     Theodore A. Bohrer
                                     Director, Secretary and Principal
                                     Financial and Accounting Officer






                                     11