Form 10QSB
period 2000-06-30
VPN COMMUNICATIONS CORP
filed 2000-08-21
CIK 827164

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                  Commission File No.
---------------------                                  --------------------
     June 30, 2000                                        33-19345-LA

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

     Yes     / X /         No

Applicable only to issuers involved in bankruptcy proceedings during the proceeding five years.

Check whether the registrant filed all document and report required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

   N/A

Applicable only to corporate issuers.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 9,591,132 as of 8/11/00.

Transitional Small Disclosure Format

     Yes                  No      / X /

                         VPN Communications Corporation

                                TABLE OF CONTENTS

PART I    FINANCIAL STATEMENTS

     ITEM 1.   FINANCIAL STATEMENTS (Unaudited)

          Consolidated Balance Sheet. ..................................    2

          Consolidated Statements of Operations.........................    3

          Consolidated Statements of Cash Flows.........................    4

          Notes to Consolidated Financial Statements....................    5

     ITEM 2.

        Management Discussion and Analysis or Plan of operations........    6

PART II   OTHER INFORMATION

         Item 1.   LEGAL PROCEEDINGS....................................    9

         Item 2.   CHANGES IN SECURITIES................................   10

         Item 3.   DEFAULTS UPON SENIOR SECURITIES......................   10

         Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..   10

         Item 5.   OTHER INFORMATION....................................   10

         Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.....................   10


SIGNATURES..............................................................   11

PART I

Item 1.  FINANCIALS

                   VPN COMMUNICATIONS CORPORATION & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                   (UNAUDITED)


                                     ASSETS
                                                                  JUNE 30, 2000
                                                                ----------------
CURRENT ASSETS:
     Cash & cash equivalent...................................... $      13,142
     Accounts receivable, net of allowance for
          bad debts of $6,300 at June 30, 2000...................         4,812
     Inventory...................................................         1,364
     Prepaid expenses............................................        25,276
                                                                   -------------
         Total current assets....................................        44,594

PROPERTY AND EQUIPMENT, NET......................................        94,735

OTHER ASSETS
         Goodwill - net..........................................       143,943
                                                                   -------------
                                                                  $     283,272
                                                                   =============
                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

     Accounts payable............................................ $     231,974
     Accrued expenses............................................       154,506
     Loan payable -Related parties...............................       300,419
     Loan payable -Others........................................       228,399
                                                                   -------------
         Total current liabilities                                      915,298

COMMITMENTS

STOCKHOLDERS' DEFICIT

     Common stock, no par value;
      50,000,000 shares authorized; 9,223,080 shares
      issued and outstanding.....................................         9,223
     Additional paid in capital..................................       886,507
     Accumulated deficit.........................................    (1,527,756)
                                                                   -------------
         Total stockholders' deficit.............................      (632,026)
                                                                   -------------
                                                                   $    283,272
                                                                   =============


   The accompanying notes are an integral part of these financial statements.

                   VPN COMMUNICATIONS CORPORATION & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS AND THREE MONTHS PERIODS ENDED JUNE 30, 2000 & JUNE 30, 1999
                                   (UNAUDITED)

                                                                3 MONTHS          3 MONTHS        9 MONTHS       9 MONTHS
                                                                  ENDED             ENDED           ENDED          ENDED
                                                                 JUNE 30,          JUNE 30,        JUNE 30,       JUNE 30,
                                                                   2000              1999           2000            1999
                                                             --------------    -------------   -------------    -----------
NET REVENUE................................................. $     10,790      $          0    $    42,537     $         0
COST OF REVENUE.............................................       39,284                 0        100,594               0
                                                               ------------      -----------     -----------      ---------
GROSS LOSS .................................................      (28,494)                0        (58,058)              0
Total Operating Expenses....................................    1,135,118             7,678      1,332,326          17,334
                                                               ------------      -----------     -----------      ---------
LOSS FROM OPERATIONS                                           (1,163,612)           (7,678)    (1,390,384)        (17,334)

Non-Operating Income (expense):
          Interest expense..................................      (11,349)            6,470        (14,940)          6,429
          Other income (expense)............................      (54,446)             (200)       (72,220)           (600)
          Gain on sale of assets............................            -                 -          5,821               -
                                                               ------------      -----------     -----------      ---------
Total Non-Operating Income (Expenses).......................      (65,795)            6,270        (81,339)          5,829
                                                               ------------      -----------     -----------      ---------
LOSS BEFORE INCOME TAXES....................................   (1,229,407)           (1,408)    (1,471,722)        (11,504)
Provision for income taxes..................................            0                 0            800               0
                                                               ------------      -----------     -----------     -----------
NET LOSS.................................................... $ (1,229,407)     $     (1,408)   $(1,472,522)    $   (11,504)
                                                               ============      ===========     ===========     ===========
BASIC & DILUTED WEIGHTED AVERAGE
     NUMBER OF COMMON STOCK OUTSTANDING.....................    8,801,109             1,000      8,801,109           1,000
                                                               ------------      -----------     -----------     -----------
BASIC AND DILUTED NET LOSS PER SHARE........................ $      (0.14)     $      (1.41)   $     (0.17)    $    (11.50)
                                                               ============      ===========     ===========    ============

   The accompanying notes are an integral part of these financial statements.

                   VPN COMMUNICATIONS CORPORATION & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS PERIOD ENDED JUNE 30, 2000 &
                                  JUNE 30, 1999
                                   (UNAUDITED)

                                                                                     JUNE 30,        JUNE 30,
                                                                                      2000            1999
                                                                                -------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss................................................................... $ (1,472,522)     $  (11,504)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization..........................................       18,605           2,498
         Issuance of shares for consulting & other
         services...............................................................      711,200               -
         (Increase) / decrease in current assets:
             Accounts receivable................................................       (4,812)         (2,917)
             Inventory..........................................................       (1,364)              -
             Prepaid expenses...................................................      (25,276)              -
         Increase / (decrease) in current liabilities:
             Accounts payable...................................................      231,974               -
             Accrued expenses...................................................      140,197           9,100
                                                                                  ------------      ---------
         Net cash used in operating activities..................................     (401,998)         (2,823)
                                                                                  ------------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Net proceeds from Loans-Others.........................................      177,399               -
         Net proceeds from Loans-Related Parties................................      240,006          63,134
         Proceeds from sale of common stock ....................................            -          40,675
         Note receivable........................................................      103,500         (61,750)
                                                                                  ------------      ---------
         Net cash provided by financing activities..............................      520,905          42,059

CASH FLOWS FROM INVESTING ACTIVITIES
         Acquisition of property & equipment....................................     (105,766)        (37,406)
                                                                                  ------------      ---------
NET INCREASE IN CASH & CASH EQUIVALENT..........................................       13,142           1,830
CASH & CASH EQUIVALENT, BEGINNING BALANCE.......................................            0               0
                                                                                  ------------      ---------
CASH & CASH EQUIVALENT, ENDING BALANCE........................................   $     13,142      $    1,830
                                                                                  ============      ==========
SUPPLEMENTAL INFORMATION:
     CASH PAID FOR INTEREST..................................................... $          0      $        0
                                                                                  ============      ==========
     CASH PAID FOR INCOME TAXES................................................. $          0      $        0
                                                                                  ============      ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITY

       (1) On April 19, 2000 the company acquired all the outstanding shares of VPNCOM.Net in exchange for 1,500,000 ordinary shares of the company. The following is the summary of the acquisition:

            Assets acquired....................................... $    258,509
            Liabilities assumed...................................     (410,028)
                                                                   ------------
            Goodwill recorded in acquisition......................     (151,519)
                                                                    ============

       (2) The company issued 1,295,000 shares for consulting services and employee compensation of $711,200


   The accompanying notes are an integral part of these financial statements.

                  VPN COMMUNICATIONS CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2000 AND 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION AND BASIS OF PRESENTATION:

       The Company was organized November 29, 1986, under the laws of the State of Nevada, as Fernwood Financial, Inc.

       In 1988, the Company merged with Mimetics, Inc., a California Corporation and changed its name to Exhibitronix, Inc.

       In 1990-1991 the Company became insolvent and disposed of all of its assets to satisfy its creditors. From 1991 until March, 2000, the Company had no operations.

       On March 14, 2000, the Company changed its name from Exhibitronix, Inc. to VPN Communications Corporation.

       Pursuant to a reorganization agreement dated April 19, 2000, VPN Communications Corporation (VCC) acquired one hundred percent (100%) of the common shares of VPNCOM.NET (VPN).

PRINCIPLES OF CONSOLIDATION:

       The accompanying unaudited financial statements include the accounts of VCC and its 100% wholly-owned subsidiary, VPN. All significant intercompany accounts and transactions have been eliminated in consolidation.

       VPNCOM.NET, formerly "City Pacific International U.S.A., Inc.", was incorporated in the state of Nevada on July 15, 1997 to provide telecommunications products and services for commercial and residential customers and clientele, directly or through joint ventures with strategic partners. VPN's activities from inception until 1998 consisted primarily of reviewing possible business opportunities and acquisitions, and maintaining the business entity. VPN had no assets and no operational activities for the fiscal years ended September 30, 1997 and 1998. VPN's current activities include providing integrated communications involving virtual private networks and Internet solutions for corporations and multi-dwelling unit properties and entities.

BASIS OF PREPARATION:

       The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

       The acquisition of VPNCOM.NET has been accounted for as a purchase and treated as a reverse acquisition since the former owners of VPNCOM.NET controlled 100% of the total shares of Common Stock of the Company outstanding immediately following the acquisition on April 19, 2000. The historical results for the quarter ended June 30, 2000 include both VPN Communications Corporation and VPNCOM.NET while the historical results for the quarter ended June 30, 1999 include only VPNCOM.NET.

2. GOING CONCERN UNCERTAINTY

       The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has incurred net losses from inception (July 15, 1997) to June 30, 2000 of $1,527,756. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

       In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

       Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company has embarked on new marketing methods. The management has put together a sales team to implement its marketing policies. In addition, the Company is actively pursuing potential merger or acquisition candidates and strategic partners which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

Item 2.  Management's Discussion and Analysis or Plan of Operation

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The discussion and financial statements contained herein are for the three months and nine months ended June 30, 2000 and June 30, 1999. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

OVERVIEW

       The Company's business is focused in the globally emerging electronic commerce ("e-commerce") industry.

       (A) PLAN OF OPERATIONS

       The Company's cash requirements for the next twelve months are approximately $135,000 per month. While there is no assurance the Company will be successful in raising additional capital, the Company is actively seeking both institutional debt and private equity financing to assure that it will be capable of financing the continuation of the business. Any additional capital raised above and beyond what the Company needs as its monthly expenditure would be used in increasing marketing and sales efforts of the Company's Web sites. Should the Company fail to raise additional funding, it will be forced to curtail its growth, cut back by reducing the number of employees or even cease operations altogether.

       The Company does not anticipate any new research and development to be conducted in the near future. In the event there is a need for research and development, the Company believes that its current work force is capable and equipped to conduct such research and development internally. The Company does not anticipate any purchase or sale of plant and/or equipment nor does the management anticipate any increase in the number of employees.

       The Company provides virtual private networks to commercial enterprises and Internet access for resale by apartment complexes, hotels, convention centers, and similar entities. It does this through integrating the services of various "backbone" providers and by adding "last mile" connectivity.

     The Company also has signed an agreement to provide webcasting service for sporting events. During the next six months, the webcasting service will provide live NFL games over the Internet. The cost of offering these services is included in the operating cost estimates included above. The current staff of engineers and technicians will handle these projects


       (B) RESULTS OF OPERATIONS

     The Company has generated minimal revenues and does not anticipate generating any material revenues in the near future. Currently, the Company's only cash requirements are for rent and salaries. The Company's sole source of capital during the nine months ended June 30, 2000, was investment capital provided by related parties and third parties. The Company anticipates that it will require additional capital contributions to fund its operations during the next two fiscal quarters ending December 31, 2000. The Company intends to seek investors for additional capital for continued operations. In addition, the Company is actively seeking institutional type investors as a source of funding and growing the business. In the event the Company does not attract such capital, and is unable to generate revenues sufficient to support its expenses, then the Company would be required to eventually curtail or even cease operations. The Company's substantial financial losses since its inception have raised a substantial doubt with the Company's auditors as to the Company's ability to continue as a going concern.

       The following table sets forth, for the periods indicated, selected financial information for the Company:

  ------------------------------- ----------------------- ----------------------
                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                         JUNE 30                 JUNE 30
  ------------------------------- ----------------------- ----------------------
                                       2000       1999        2000        1999
  ------------------------------- ------------- --------- ------------- --------
  Total revenue
                                  $     10,790  $      0  $     42,537  $     0
  ------------------------------- ------------- --------- ------------ ---------
  Cost of revenue
                                        39,284         0       100,594        0
  ------------------------------- ------------- --------- ------------ ---------
  Gross loss
                                       (28,494)        0       (58,058)       0
  ------------------------------- ------------- --------- ------------ ---------
  General, administrative, and
  selling expenses                   1,135,118     7,678     1,332,326   17,334
  ------------------------------- ------------- --------- ------------ ---------
  Loss from operations
                                    (1,163,612)   (7,678)   (1,390,384) (17,334)
  ------------------------------- ------------- --------- ------------ ---------
  Interest expense
                                       (11,349)    6,470       (14,940)   6,429
  ------------------------------- ------------- --------- ------------ ---------
  Other Income (Expense)
                                       (54,446)     (200)      (72,220)    (600)
  ------------------------------- ------------- --------- ------------ ---------
  Gain on Sale of Assets
                                             0         0         5,821        0
  ------------------------------- ------------- --------- ------------ ---------
  Loss before taxes
                                    (1,229,407)   (1,408)   (1,471,722) (11,504)
  ------------------------------- ------------- --------- ------------ ---------
  Income Taxes
                                             0         0           800        0
  ------------------------------- ------------- --------- ------------ ---------
  Net loss
                                  $ (1,229,407) $ (1,408) $(1,472,522) $(11,504)
  ------------------------------- ------------- --------- ------------ ---------

THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THREE MONTHS AND
                        NINE MONTHS ENDED JUNE 30, 1999

       REVENUES AND COST OF REVENUES.

       The Company had revenues of $10,790 for the three months ended June 30, 2000 and $42,537 for the nine months ended June 30, 2000. Revenues were $0 for the corresponding periods a year ago. The Company incurred costs of $39,284 and $120,594 for the quarter and nine months ended June 30, 2000, respectively, as compared to $0 for the quarter and nine months ended June 30, 1999.

       GENERAL, ADMINISTRATIVE, AND SELLING EXPENSES.

       Operating expenses were $135,118 and $1,332,326 for the quarter and nine months ended June 30, 2000, respectively, as compared to $7,678 and $17,334 for the quarter and nine months ended June 30, 1999, respectively. The increase in operating expenses is due to an increase in the overall operations in the current period, as compared to the same period last year, since the Company has increased its sales, marketing, and service activities in the current period.

       INTEREST EXPENSE.

       The Company had $11,349 of interest expenses for the three months ended June 30, 2000 as compared to an interest income of $6,470 for the three months ended June 30,1999. For the nine months ended June 30, 2000, the Company had $14,940 of interest expense as compared to interest income of $6,429 for the nine months ended June 30, 1999. The increase is due to additional borrowings.

       OTHER EXPENSE.

       The Company had $54,446 of other expenses for the three months ended
June 30, 2000 as compared to $200 for the three months ended June 30,1999. For the nine months ended June 30, 2000, the Company had $72,220 of other expense as compared to $600 for the nine months ended June 30, 1999.

       INCOME (LOSS) BEFORE TAXES.

       The Company has a loss before taxes of $1,229,407 for the three months ended June 30, 2000 as compared to a loss before taxes of $1,408 for the three months ended June 30, 1999. For the nine months ended June 30, 2000, the Company had a loss before taxes of $1,471,722 as compared to a loss before taxes of $11,504 for the nine months ended June 30, 1999.

       TAXES ON INCOME.

       Income taxes for the nine months ended June 30, 2000 were $800 as compared to income taxes of $0 for the nine months ended June 30, 1999.

       NET INCOME/LOSS

       The Company had a net loss of $1,229,407 for the quarter ended June 30, 2000 as compared a net loss of $1,408 for the quarter ended June 30, 1999. The net loss for the nine months ended June 30, 2000 was $1,472,522 as compared to a net loss of $11,504 for the nine months ended June 30, 1999. The increase in loss is attributed to additional costs associated with marketing and promotion during the current periods.

       LIQUIDITY AND CAPITAL RESOURCES

       On March 31, 2000, the Company registered 2,000,000 shares of its common stock on Form S-8 with the Securities and Exchange Commission. The stock has a par value of $0.001. The offering price is $0.06 for a aggregate value of $120,000. The stock will be used to support the Company's 2000 Stock Compensation Program (the "Program") It is intended to secure for VPN Communications Corporation, its subsidiaries, and its stockholders the benefits arising from ownership of the Company's common stock (the "Common Stock") by those selected individuals of the Company and its subsidiaries (including consultants, contractors, vendors, and service providers) who will be responsible for the future growth of such corporations. The Program is designed to help attract and retain superior personnel for positions of substantial responsibility with the Company and its subsidiaries, and to provide individuals with an additional incentive to contribute to the success of the corporations.

       The Company foresees a variety of methods for diversifying its operations and pursuing its strategic and business objectives without pulling badly needed capital from its on-going operations, or incurring onerous overhead and financing obligations. These options include licenses, joint-ventures, and even counter-trade (technologies for technologies) mechanisms as part of this diversification methodology. The Company has not yet engaged in any counter-trade mechanisms trading technology for technology, licenses nor joint ventures as of the date of this filing. In addition, there are no assurances that the Company could find adequate partners for each of these alternatives. In the event the Company is unable to implement such alternative methods of funding and find other sources of capital, the operation of the business would be severely and adversely affected.

       Through June 30, 2000, Market Ability Inc., a company owned by the president of the company, loaned the Company and its subsidiary $105,815.95 at 10% interest per annum, with due dates through May 14, 2001. The total due as of June 30, 2000 is $81,881.30, including interest. Provider Financial Services loaned the subsidiary $4,000.00 in August 1999 at an interest of rate of12% per annum. The note has an extended due date of July 31, 2001. As of June 30, 2000, the balance due was $4,483.83, including interest. Guarantee Financial Trust has loaned the Company and its subsidiary $207,000.00 at 10% interest per annum, with due dates through June 29, 2001. The total due as of June 30, 2000 is $192,585.88 including interest. Mr. E.G. Marchi, President of the Company, loaned a total of $85,400.00 during the period April 2000 through June 2000, at 10% interest per annum, with due dates through May 22, 2001. The balance due at of June 30, 2000 is $86,662.70, including interest. Another officer of the Company, Mr. Theodore Bohrer, loaned the Company $18,917.50 on May 23, 2000, at 10% interest per annum. The balance due on this note as of June 30, 2000 is $14,088.13, including interest.

The Company does not believe that inflation has had a significant impact on its operations since inception of the Company.

Subsidiaries

On March 2, 2000, E. G. Marchi acquired control of the Registrant as a result of his purchase from Jay A. Geier and Ronald Shepston of an aggregate of 5,812,699 shares of common stock of the Registrant. As a result of the transaction, Mr. Marchi is the beneficial owner, directly or indirectly, of approximately 90.4% of the total voting stock of the Registrant.

On March 2, 2000, following the change of control of the Registrant, a new Board of Directors and Executive Officers were elected and the name of the Registrant was changed to VPN Communications Corporation.

On April 19, 2000, the Company entered into an Agreement and Plan of Reorganization with VPNCOM.NET Corporation, a Nevada corporation ("VCNC") and the stockholders of VCNC, and consummated a transaction with VCNC and its stockholders, whereby the Company acquired all of the outstanding stock of VCNC, which then became a wholly-owned subsidiary of the Company. VCNC is a provider of integrated communications involving the provision of virtual private network and Internet solutions for corporations and multi-dwelling unit properties and entities. All assets of VCNC, including, but not limited to, its tangible assets, such as computers, servers, and related telecommunications equipment, as well as its non-tangible assets such as contracts, on-going business relationships, and "goodwill," are included in the acquisition. In exchange for the stock of VCNC, the Company issued 1,500,000 shares of its Common Stock to the selling stockholders of VCNC. The valuation of the exchange was based upon VCNC's historical financial statements, assets and liabilities, historical operations, and the value of the Common Stock of the Company at the time negotiations began, with a 15% discount from the then market price of the Common Stock in consideration of the restricted nature of the securities issued.

E. G. Marchi, Chief Executive Officer, President and a Director of the Company, received 1,300,000 shares of Common Stock of the Company as a selling stockholder of VCNC. Theodore A. Bohrer, Secretary, Chief Financial Officer, Chief Accounting Officer and a Director of the Company, received 100,000 shares of Common Stock of the Company as a selling stockholder. The remaining selling stockholder, Richard E. Floegel, a party otherwise unrelated to the Company, received 100,000 shares of Common Stock of the Company.

PART II

OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

None

Item 2.   CHANGES IN SECURITIES

On April 5, 2000, the Company issued 945,000 shares of its common stock at a strike value of $47,250 and a fair market value of $54,450, to various employees and consultants as compensation for services rendered.

On May 1, 2000, the Company issued 300,000 shares of its common stock at a strike value of $15,000 and a fair market value of $562,500, to consultants as compensation for services rendered.

On May 4, 2000, the Company issued 50,000 shares of its common stock at a strike value of $2,500 and a fair market value of $93,750 to consultants as compensation for services rendered.

On June 21, 2000, the Company issued 1,500,000 shares of its common stock to complete the reorganization effective April.19, 2000.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders of the Company during its fiscal quarter ended June 30, 2000.

Item 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

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

       27.1* Financial Data Schedule.

(b)    Reports on Form 8-K.

         1. On May 3, 2000, the Company filed a Current Report on Form 8-K which disclosed the Agreement and Plan of Reorganization , dated April 19, 2000, entered into by and between the Company, VPNCOM.NET Corporation and the stockholders of VPNCOM.NET Corporation, E.G. Marchi, Theodore A. Bohrer and Richard E. Floegel, whereby the Company agreed to purchase all of the capital stock of VPNCOM.NET Corporation.

         2. On May 30, 2000, the Company filed a Current Report on Form 8-K reflecting the change of independent accountants.

         3. On June 16, 2000, the Company filed a Current Report on Form 8-K, announcing the change in its fiscal year end to September 30.

         4. On June 19, 2000, the Company filed an amendment to its Current Report of May 3, 2000, including audited financial reports and proforma statements for VPNCOM.NET Corporation.


                                 SIGNATURES

   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     VPN Communications Corporation

Date:  August 17, 2000
                                     By: /S/ E.G. Marchi

                                     -------------------------------------
                                     E. G. Marchi
                                     Director and President

Date:  August 17, 2000
                                     By: /S/ Theodore A. Bohrer

                                     -------------------------------------
                                     Theodore A. Bohrer
                                     Director, Secretary and Principal
                                     Financial and Accounting Officer