Form 10KSB40
period 2000-09-30
VPN COMMUNICATIONS CORP
filed 2001-01-16
CIK 827164

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

33-19345-LA
(Commission File Number)

VPN COMMUNICATIONS CORPORATION
(Name of Small Business Issuer in its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	93-0943718 (I.R.S. Federal Employer ID No.)

1012 Brioso Drive, Suite 101, Costa Mesa, California (Address of Principal Executive Offices)	92627 (Zip Code)

(949) 650-8325
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class N/A	Name of exchange on which registered N/A

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 value

             Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

             The issuer’s revenues for its most recent fiscal year: $55,875

             The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2000: Common stock, $0.001 par value: $349,020

             The number of shares of the registrant’s common stock outstanding as of September 30, 2000: 10,158,276 shares

             Documents incorporated by reference: As listed under Item 13(a) Exhibits.

             Transitional Small Business Disclosure Format: Yes [  ] No [x]

PART I

Item 1.   Description of Business.

History and Organization

             VPN Communications Corporation, formerly Exhibitronix, Inc., was organized under the laws of the State of Nevada on September 29, 1986, for the primary purpose of seeking selected mergers or acquisitions with a small number of business entitles expected to be private companies, partnerships, or sole proprietorships. In November of 1988, the Company completed the first of its three business combination transactions, through a merger with Mimetics, Inc., a California corporation, following which the Company changed its name to Exhibitronix, Inc. Thereafter, the Company had a total of three subsidiaries Tabery Corporation, Shows Up, and Modular Display Systems, Inc. The Company divested one half of Modular Display Systems, Inc., in 1991; the Tabery Corporation filed for protection under Chapter 7 or the United Stated Bankruptcy Code in 1991. During 1990 and 1991, the Company disposed of all of its assets to satisfy its creditors and, between 1991 and April of 2000 conducted no operations.

             Commencing the first quarter of 1997, the Company began to engage in preliminary efforts intended to identify possible merger or acquisition “targets.” Following a change of control of ownership, on March 2, 2000 the Company changed its name to VPN Communications Corporation and a Certificate of Amendment to Articles of Incorporation was filed with the Secretary of State of Nevada on March 10, 2000.

             On April 19, 2000, the Company entered into an Agreement and Plan of Reorganization with VPNCOM.NET Corporation, a Nevada corporation (“ VCNC”) and the stockholders of VCNC, and consummated a transaction with VCNC and its stockholders, whereby the Company acquired all of the outstanding stock of VCNC, which became a wholly-owned subsidiary of the Company.

             VCNC is a provider of integrated communications involving the provision of virtual private network and Internet solutions for corporations and multi-dwelling unit properties and entities. All assets of VCNC, including, but not limited to, its tangible assets, such as computers, servers, and related telecommunications equipment, as well as its non-tangible assets such as contracts, on-going business relationships, and “goodwill,” were included in the acquisition.

             In exchange for the stock of VCNC, the Company issued 1,500,000 shares of its Common Stock to the selling stockholders of VCNC. The valuation of the exchange was based upon VCNC’s historical financial statements, assets and liabilities, historical operations, and the value of the Common Stock of the Company at the time negotiations began, with a 15% discount from the then market price of the Common Stock in consideration of the restricted nature of the securities issued.

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

             VPNC engaged in the business of providing last mile Internet and telecommunications connectivity to multi-unit residential complexes, hotels, and convention centers. It developed relationships with complementary suppliers so that it could provide complete Internet/telecommunications services both permanently (for apartment complexes) and temporarily (for convention centers).

             VPNC engaged in the business of web broadcasting. It developed relationships with appropriate entities to broadcast National Football League games on the Internet.

             Due to changes on the marketplace and the upheaval surrounding “dot com” ventures, the Company elected to divest itself of VPNC, it’s wholly owned subsidiary.

             On November 6, 2000, VPN Communications Corporation (the Company) entered into an Enforceable Letter of Intent with Paul Stevens, a related party, to sell to Mr. Stevens 1,500 shares, which constitutes all of the issued shares, of the Company’s wholly owned Subsidiary VPNC.

             The Company will receive, in exchange for the Subsidiary, $1 and the assumption, by Mr. Stevens, of all of the outstanding liabilities of the Subsidiary in the amount of $1,483,308. As of the date of this transaction the Subsidiary has no on-going revenue and has produced no profit.

             After the sale of VPNC the Company is back to its pre-April 2000 mode. It has no revenue and one employee.

             As of the filing of this 10K, the Company is actively engaged in efforts intended to identify new merger or acquisition “targets.” It is the Company’s intention to seek these candidates in the areas of technology or telecommunications. These types of companies, management feels, are in keeping with the direction the Company has been going and with the expertise it has developed.

Plan of Operations

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

             Further, while target company shareholders will receive “restricted securities” in any merger or acquisition transaction, those restricted securities will represent, if a trading market develops for the Company’s common stock, ownership in a “publicly traded” as opposed to a “privately held” company. Management also believes target company shareholders may benefit in obtaining a greater ownership percentage in the Company remaining after a merger or acquisition than may be the case in the event a target company offered it shares directly for sale to the public.  Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data, which would support the perceived benefits of a merger or acquisition transaction for target company shareholders.

             The Company expects to concentrate primarily on the identification and evaluation of prospective merger or acquisition “target” entities including private companies, partnerships, or sole proprietorships. The Company does not intend to act as a general or limited partner in connection with partnerships it may merge with or acquire. Management has not identified more specifically that mentioned above (technology and telecommunications) any particular area of interest within which the Company will concentrate its efforts.

             Management contemplates that the Company will seek to merge with or acquire a target company with either assets or earnings, or both, and that preliminary evaluations undertaken by the Company will assist in identifying possible target companies. The Company has not established a specific level of earnings or assets below which the Company would not consider a merger or acquisition with a target company. Moreover, management may identify a target company, which is generating losses, which it will seed to acquire or merge with the Company. The merger with or acquisition of a target company which is generating losses or which has negative shareholders’ equity may have a material adverse effect on the price of the Company’s Common Shares.

Plan of Acquisition

             The Company intends to follow a systematic approach to identify its most suitable acquisition candidates.

             First, management intends to concentrate on identifying any number of preliminary prospects that may be brought to the attention of management through present association. Management will then apply certain of its broad criteria to the preliminary prospects. Essentially, this will entail a determination by management as to whether or not the prospects themselves  have potential within their own industries. During this initial screening process, management will ask and receive answers to questions framed to provide appropriate threshold information, depending upon the nature of the prospect’s business.

             Such evaluation is not expected to be an in depth analysis of the target company’s operations although it will encompass a look at most, if not all, of the same areas to be examined once one or more target companies are selected for an in depth review. For instance, at this stage, management may look at a prospect’s unaudited balance sheet. Once a prospect is selected for an in depth review, management will review the prospect’s audited financial statements. Nevertheless, management anticipates that this evaluation will provide a broad overview of the business of the target company and should allow a large percentage of preliminary prospects to be eliminated from further consideration.

             Assuming management is able to complete the preliminary evaluation process and select a limited number of companies for further study, of which there can be no assurance, the Company may enter into preliminary negotiations with target company management in order to obtain detailed financial and operational information. Following the Company’s receipt of such information, management will conduct an in depth analysis of five (5) major areas of concern with respect of the target company as follows:

1	Managerial and Financial Stability. Management of the Company will review audited financial statements of the target company and will also research the background of each director and member of management of the target company in order to discern whether the stability of the Company is such that further negotiations are warranted.

2	Industry Status. Management will research the potential of the target company’s industry. The concern here is whether the industry is in a growth, stagnant or declining stage.

3	Production of Product. If the target company is a manufacturer, management will review whether it has the necessary resources or access to the necessary resources and supplies to produce a quality product in a timely manner.

4	Acceptance and Potential of Product. Management will review the acceptance of the target company’s product in the market place Management will also review whether or not the product is realistic (therefore, is there potential for the product to be workable and for to fulfill its intended purpose.

5	Development of Target Company. Management will review the target company’s stage of development, e.g., start up or established company.

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

             Management considers it unlikely that it will evaluate more than two or three firms on this basis in view of capital and managerial time  constraints. Following the identification of at most one or two target companies which appear to be suitable merger or acquisition candidates, the Company expects to commission appraisals, professional studies of reserve and asset reports to be conducted by outside consultants. The Company has limited funds with which to engage consultants and, accordingly, management intends to conserve such funds pending management’s evaluation.

             Management expects to enter into further negotiations with target company management following successful conclusion of financial and evaluation studies. Negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company.  Depending upon, among other things, the target company’s assets and liabilities, the Company’s stockholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company’s then stockholders.

             The final stage of any merger or acquisition to be effected by the Company will require the Company to retain the services of counsel and a  qualified accounting firm in order to properly effect the merger or acquisition. The Company may be expected to incur significant legal fees and accounting costs during the final stages of a merger or acquisition. Also, if the merger or acquisition is successfully completed, management anticipates that certain costs will be incurred for public relations, such as the dissemination of information to the public, to the stockholders and to the financial community. If the Company is unable to complete the merger or acquisition for any reason, the Company’s capital may be substantially depleted if legal fees and accounting costs have been incurred. Management intends to retain legal and accounting services only on an as needed basis in the latter stages of a proposed merger or acquisition.

             Management expects that it will be necessary to raise funds at such time as significant evaluation work is undertaken regarding prospective mergers of acquisitions. There can be no assurance that funds for such purposes will be available to the Company on acceptable terms or at all.

Competition

             The Company will remain an insignificant participant among the firms which engage in mergers with and acquisitions of privately financed entities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company’s combined limited  financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company’s competitors.

Regulation and Taxation

             The Company could be subject to regulation under the Investment Company Act of 1940 in the event the Company obtains and continues to hold a minority interest in a number of entities. However, management intends to seek at most one or two mergers or acquisitions and management’s plan of operation is based upon the Company obtaining a controlling interest in any merger or acquisition target company and, accordingly, the Company may be required to discontinue any prospective merger or acquisition of any company in which a controlling interest will not be obtained.

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

             Any securities which the Company acquires in exchange for its Common Stock will be “restricted securities” within the meaning of the Securities Act of 1933 (the “1933 Act”). If the Company elected to resell such securities, such sale could not proceed unless a registration statement had been declared effective by the Securities and Exchange Commission or an exemption from registration was available. Section 4 (2) of the 1933 Act, which exempts sales of securities not involving any public offering, would in all likelihood be available since it is likely that any such sale would be a block sale to a private investor to raise additional capital.

             Although management’s plan of operation does not contemplate resale of securities acquired, in the event such a sale were necessary, the Company would be required to comply with the provisions of the 1933 Act.

             As a condition to any merger or acquisition, it is possible that management of the target company may request registration of the Company’s Common Shares to be received by target company’s shareholders. In such event, the Company could incur registration costs, and management intends to require the target company to bear most, if not all, of the cost of any such  registration. If the Company does contribute toward the cost of such registration, its maximum contribution will be limited to the extent that it can raise capital, on a debt or equity basis. No such offering is currently planned and there can be no assurance that any funds will be available for the Company at the time or under terms acceptable to the Company or at all. Alternatively, the Company may issue “restricted securities” to any prospective target company, which securities may be subsequently registered for sale or sold in accordance with Rule 144 of the Securities Act of 1933.

             The Company intends to structure a merger or acquisition in such a manner as to minimize federal and state tax consequences to the Company and any target company.

Additional Risk Factors

We have incurred substantial operating losses and our auditors have issued a “going concern” audit opinion

             Our financial statements filed with the United States Securities and Exchange Commission have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our auditors have expressed reservations in their audit letter for the fiscal year ended September, 2000 about our ability to continue as a going concern. As discussed in our financial statements, we have incurred significant operating losses in our most recent fiscal year and have a working capital deficit and negative tangible net worth.

You may be unable to effectively evaluate our company for investment purposes because our businesses have existed for only a short period of time

             We began our current operations in April 2000. As stated above, we have recently divested our primary subsidiary, VCNC. As a result, we have no significant operating history upon which you may evaluate our business and prospects. In addition, you must consider our prospects in light of the risks and uncertainties encountered by companies in an early stage of development in new and rapidly evolving markets. We had no revenues from operations prior to the acquisition of our VCNC subsidiary, and with its divestiture we again have no current revenue source. In addition, we have no significant assets or financial resources The success of the our proposed plan of operation will depend to a great extent on the operations, financial condition and management of any future acquisitions. Our ability to integrate these subsidiaries’ activities into our consolidated operations is uncertain. The success of our operations may be dependent upon numerous factors beyond our control.

The market price of our common stock may experience fluctuation unrelated to operating performance, including future private or public offerings of our capital stock

             The market price of the Common Stock of the Company may experience fluctuations that are unrelated to the Company’s operating performance. In particular, the Company may increase its capital by making private or public offerings of its Common Stock, securities convertible into its Common Stock, preferred stock or debt securities. The actual or perceived effect of such offerings, the timing of which cannot be predicted, may be the dilution of the book value or earnings per share of the Common Stock outstanding, which may result in the reduction of the market price of the Common Stock and affect the Company’s ability to access the capital markets.

Because of intense competition for skilled personnel, we may not be able to recruit or retain necessary personnel on a cost-effective basis

             Our future success will depend in large part upon our ability to identify, hire, retain and motivate highly skilled employees. We plan to significantly increase the number of our marketing, sales, customer support and operations employees to effectively serve the evolving needs of our present and future customers. Competition for highly skilled employees in our industry is intense. In addition, employees may leave our company and subsequently compete against us. Our failure to attract and retain these qualified employees could significantly harm our business. The loss of the services of any of our qualified employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel could hinder the development and introduction of new and enhanced products and harm our ability to sell our products. Moreover, companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We may be subject to such claims in the future as we seek to hire qualified personnel, some of whom may currently be working for our competitors. Some of these claims may result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits.

The loss of any of our key personnel could significantly harm our business

             Our success depends to a significant degree upon the continuing contributions of our key management, technical, marketing and sales employees. The loss of the services of any key employee could significantly harm our business, financial condition and results of operations. There can be no assurance that we will be successful in retaining our key employees or that we can attract or retain additional skilled personnel as required. Failure to retain key personnel could significantly harm our business, financial condition and results of operations.

Any acquisitions that we may undertake could be difficult to integrate, disrupt our business, dilute shareholder value and significantly harm our operating results

             We expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. While we have no current agreements or negotiations underway, we may buy businesses, products or technologies in the future. If we make any future acquisitions, we could issue stock that would dilute existing stockholders’ percentage ownership, incur substantial debt or assume contingent liabilities. We have no experience in acquiring other businesses and technologies. Potential acquisitions also involve numerous risks, including:

    problems assimilating the purchased operations, technologies or products;
    unanticipated costs associated with the acquisition;
    diversion of management’s attention from our core business;
    adverse effects on existing business relationships with suppliers and customers;
    risks associated with entering markets in which we have no or limited prior experience; and
    potential loss of the purchased organization’s or our own key employees.

             We cannot assure that we would be successful in overcoming problems encountered in connection with such acquisitions, and our inability to do so could significantly harm our business.

Certain “penny stock” regulations may apply to our common stock

             Our stock is considered so-called “penny stock.” The so-called “penny stock” low-priced securities regulations could affect the resale of our stock. These regulations require broker-dealers to disclose the risk associated with buying penny stocks and to disclose their compensation for selling the stock. They may have the effect of reducing the level of trading activity in the secondary market for the Common Stock.

We may need and be unable to obtain additional funding on satisfactory terms, which could dilute our stockholders or impose burdensome financial restrictions on our business

             If our capital requirements or revenue vary materially from our current plans or if unforeseen circumstances occur, we may require additional financing sooner than we anticipate. This may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. This financing may also dilute existing stockholders. Any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operation.

Our stock price may be volatile

             The recent trading volume for our common stock has been small, and the market for our common stock has been less liquid than that of many other publicly traded companies. Since shares started trading after the reorganization of April 19, 2000, the average daily trading volume has been approximately 14,830 shares. There can be no assurance that a stockholder who desires to sell shares of common stock can sell all of the shares that the stockholder desires to sell, either at all or at the desired times or prices.

             Like the stock of other technology companies, the price at which our common stock will trade is likely to be volatile and may fluctuate substantially due to factors such as:

    fluctuations in our quarterly results of operations,
    trading volume,
    the announcement of technological innovations or new products by us or our competitors, general conditions in the computer hardware and software industries, economic conditions generally,
    our ability to successfully increase its market share with its existing products while expanding its product base into other markets, the strength of our distribution channels, and
    variances between actual results of operations and the results expected by securities analysts

Over the counter bulletin board trading

             Our Common Stock is listed on the over-the-counter electronic bulletin board sponsored by Nasdaq and is not traded on a national securities exchange. Because of this fact, investors may find it more difficult to trade in our Common Stock or to obtain accurate, current information concerning market prices. This could have a substantially negative impact on the trading prices and the liquidity of the market for our Common Stock. In addition, there may be a negative perception of our Company by investors, customers and third parties doing business or considering doing business with us. Also, our Company is treated less favorably with respect to regulatory requirements that are dependent upon listing on a national stock exchange, such as an exemption from state securities registration or qualification requirements.

Forward-looking statements are inherently uncertain

             Some statements herein are forward-looking statements. These forward-looking statements include, but are not limited to, statements about our industry, plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. When used in this Form 10-K, the words “expect,” “anticipate,” “intend,” “plan,” “ believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements. We do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Employees

             The Company presently has one employee; it’s President, E. G. Marchi, will devote as much time as necessary to the affairs of the Company.

Consultants

             The Company will employ consultants on an as-needed basis to perform services in addition to those provided by Mr. Marchi.

Item 2.   Description of Property.

             The Company currently rents executive office space on a month to month basis. The offices are located at 1012 Brioso Drive, Costa Mesa, California 92627. The facility includes approximately 400 square feet, in two offices, at a monthly rental of approximately $400 per month. The Company believes that its new facilities are adequate for its current needs.

Item 3.   Legal Proceedings.

             The Company is not a party to any legal proceedings and management is not aware of any threatened legal proceedings.

Item 4.   Submission of Matters to A Vote of Security Holders.

             No matters were submitted during the fiscal year ended September 30, 2000, to a vote of security holders through the solicitation of proxies or otherwise. Due to the change in fiscal year end from December 31 to September 30, this covers three fiscal quarters.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

             The over-the-counter bulletin board high and low quotations, as provided by Commodity Systems, Inc. (CSI) and reported on Yahoo.com, for the previous two fiscal years are included in the table below.

Fiscal Year Ended September 30, 2000	High	Low

1st Quarter	$0.05	$0.05
2nd Quarter	$0.05	$0.05
3rd Quarter	$1.50	$0.75
4th Quarter	$1.25	$0.05
Fiscal Year Ended September 30, 1999	High	Low

1st Quarter	$0.03	$0.03
2nd Quarter	$0.03	$0.03
3rd Quarter	$0.03	$0.03
4th Quarter	$0.03	$0.03

             On December 31, 2000, the closing bid and asked prices of the Common Stock were $0.05 bid and $0.06 asked per share.

             As of December 29, 2000, there were 17,915,979 shares of Common Stock issued and outstanding which were held by approximately 320 holders of record.

             During the fiscal years ended December 31, 1999, and September 30, 2000, the Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company intends to apply its earnings, if any, in expanding its operations and related activities. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company’s financial condition and other factors deemed relevant by the Board of Directors.

Item 6.   Management Discussion and Analysis or Plan of Operation.

Results of Operations

             During the year ended September 30, 2000 the Company acquired its wholly owned subsidiary, VPNCOM.NET Corporation (VCNC). Through the activities of VCNC the Company generated revenues of $55,875. During this fiscal year the Company had a net loss of $1,919,973.

             On November 6, 2000, the Company entered into a binding letter of intent to sell VPNC to a related party, Paul Stevens. As of November 6, 2000, the Company has no revenue producing operations.

             Management does not anticipate the Company will earn any revenue except a minimal amount of interest until following the conclusion of a merger or acquisition. There can be no assurance that the Company will enter any such merger or acquisition or that such transaction will prove profitable to the Company or its stockholders.

Liquidity and Capital Resources

             The Company has virtually no assets and, with the sale of VPNC, no liabilities. As of November 6, 2000 it has been dependent upon its officers for its minimal cash requirements. Management anticipates operational costs will remain limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions. There can be no assurance that funds for such purposes will be available to the Company on acceptable terms or at all.

             The Company has no long-term capital commitments.

Item 7.   Financial Statements.

             Information with respect to this Item is set forth in “Index to Financial Statements”.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

             There have no events or conditions requiring reporting under the requirements of this item.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

             The directors and executive officers of the Company, since March 2000, are as follows:

Name of Individual	Age	Position
E.G. Marchi	70	President, Chief Executive Officer and a Director
Theodore A. Bohrer	56	Chief Financial Officer, Secretary and a Director (November 6, 2000)
Paul A. Stevens	41	Executive Vice President and a Director (November 6, 2000)
Ken Gough	62	Director
Bruce Thomsen	68	Director

             Each of the Company’s directors has been elected to serve until the next annual meeting of stockholders. Except as described below, there are no arrangements or understandings between any director and any other person pursuant to which any person was elected or nominated as a director. The Company’s executive officers serve at the discretion of the Board of Directors.

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

             Theodore A. Bohrer served as Secretary, Chief Financial Officer, and a Director of the Company from March 3, 2000 to November 6, 2000. From March 1, 1999 to March 3, 2000, Mr. Bohrer served as Vice President of e-Net Financial.Com Corporation and also as broker of record for its subsidiary, e-Net Mortgage Corporation. From January 1995 to March 1999 he held a variety of positions as a consultant in the communications industry specializing in transport of compressed long distance voice and data traffic. Mr. Bohrer’s career in financial institutions and information services has spanned 25 years after serving as a Naval Lieutenant Commander. Before joining e-Net Mortgage as broker of record in March 1999, his previous position involved developing Net Fund, a mortgage company in San Jose. Mr. Bohrer received a BS degree in Business and Industrial Management from San Jose State University in 1965.

             Paul C. Stevens served as Executive Vice President and a Director of the Company from March 3, 2000 until November 6, 2000. From December 1999 to March 2000, Mr. Stevens was Vice President with VPNCOM.NET Corporation, a former subsidiary of e-Net Financial.Com Corporation. From 1995 to 1998 he served as Chairman of Digital Integrated Systems, Inc. From January 1992 to December 1994 he served as President and CEO of Paul Stevens Associates. Mr. Stevens received a degree in Industrial Electronics from Norwich Regional Technical Institute in 1997.

             To the best of the knowledge of the Company, its directors, officers and 10% beneficial owners have filed all reports in compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended September 30, 1999.

Item 10.   Executive Compensation.

Name	Salary Received	Stock Awards	Options	Other

E. G. Marchi	0	235,598	0	0
Paul Stevens	$40,918	461,794	0	0
Theodore Bohrer	$12,996	132,075	0	0
Ken Gough	0	41,872	0	0

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

             The following tables set forth certain information regarding the beneficial ownership of Common Stock as of December 31, 2000, (except as otherwise indicated by footnote) by (i) each person (including any “group” as that term is used in Section 13 (d) (3) of the Securities Exchange Act of 1934) known by management to own beneficially more than five percent of the Company’s outstanding Common Stock, (ii) each of the Company’s directors, and (iii) all executive officers and directors of the Company as a group:

Management Shareholders	Shares of Common Stock Beneficially Owned		Percent of Outstanding Stock

E.G. Marchi 3200 Bristol Street, Suite 725 Costa Mesa, CA 92626	7,298,297	(2)	40.7%
Theodore A. Bohrer 3200 Bristol Street, Suite 725 Costa Mesa, CA 92626	232,075		1.3%
Paul A. Stevens 3200 Bristol Street, Suite 725, Costa Mesa, CA 92626	311,794		1.7%
Bruce Thomsen 3200 Bristol Street, Suite 725 Costa Mesa, CA 92626	0		0%
Kenneth Gough 3200 Bristol Street, Suite 725 Costa Mesa, CA 92626	6,328		<1%
Directors and officers as a group	7,848,494		43.8%

______________

23	Except as otherwise noted, it is believed by the Company that all persons have full voting and investment power with respect to the shares, except as otherwise specifically indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be an owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days, such as warrants or options to purchase the Common Stock of the Company.

24	E. G. Marchi, President of the Company, is deemed to be the beneficial owner of shares of Common Stock of the Company owned by MAI Financial LLC, of which Mr. Marchi is the sole owner.

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class of Equity Securities

MAI Financial LLC 3200 Bristol Street, Suite 725 Costa Mesa, CA 92626	Common Stock	5,812,699	(1)	3.2%

______________

(1)	E. G. Marchi, President of the Company, is deemed to be the beneficial owner of these shares of Common Stock of the Company owned by MAI Financial LLC, of which Mr. Marchi is the sole owner.

Item 12.   Certain Relationships and Related Transactions

             As of December 31, 2000, no officers or directors were indebted to the Company in any amount.

Item 13.   Exhibits and Reports on Form 8-K

             The following documents are filed as a part of this report:

             (a)   Exhibits

Exhibit Number	Description

2.1	Amended and Restated Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada on November 28, 1988,filed as Exhibit 3 to the Registrant’s Post-Effective Amendment to the Registration Statement on Form S-18 filed with the Securities and Exchange Commission on January 26, 1989, and is incorporated herein by reference.

2.2	By laws of the Registrant as currently in effect, filed as Exhibit 3 to the Registrant’s Registration Statement on Form S-18 filed with the Securities and Exchange Commission on February 24, 1987, and as incorporated herein by reference.

23.1*	Consent of Kabani and Company

______________

*	Exhibits filed herewith. Other exhibits are incorporated by reference to previous filings.

             (b)   Reports on Form 8-K.

    8K filed on 5/3/2000 - Acquisition of VPNCOM.NET Corporation.

    8K filed on 5/30/2000 – Change in Accountant from Schvaneveldt & Company to Kabani & Company.

    8K filed on 6/16/2000 – Change in fiscal year end to September 30.

    8K/A filed on 6/19/2000 – Audited Financials and Pro Forma of VPNCOM.NET Corporation.

    8K/A filed on 6/20/2000 – Adjusted Audited Financials and Pro Forma of VPNCOM.NET Corporation.

    8K filed on 11/20/2000 – Sale of subsidiary, VPNCOM.NET Corporation.

INDEX TO FINANCIAL STATEMENTS

Page
Independent Auditors’ Report	F-1

Balance sheets as of September 30, 1999 and 2000	F-2

Statements of operations for each of the years in the two-year period ended September 30, 2000	F-3
Statements of stockholders’ equity for each of the years in the two-year period ended September 30, 2000	F-4

Statements of cash flows for each of the years in the two-year period ended September 30, 2000	F-5

Notes to financial statements for each of the years in the two-year period ended September 30, 2000	F-6

SIGNATURES

             In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VPN COMMUNICATIONS CORPORATION
Dated: January 12, 2001	By:	/s/ E. G. MARCHI

E. G. Marchi, President

             In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ E. G. MARCHI E. G. Marchi	President, Chief Executive Officer, and a Director	January 12, 2001

/s/ BRUCE THOMSEN Bruce Thomsen	Director	January 12, 2001

/s/ KEN GOUGH Ken Gough	Director	January 12, 2001

INDEX TO EXHIBITS

Exhibit Number	Description

23.1	Consent of Kabani and Company

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors
VPN Communication Corporation

             We have audited the accompanying consolidated balance sheets of VPN Communication Corporation and subsidiary as of September 30, 2000 and 1999 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

             We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

             In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VPN Communication Corporation and subsidiary as of September 30, 2000 and 1999 and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

             The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the company has suffered losses from operations since inception. These factors, among others, as discussed in Note 3 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KABANI & COMPANY, INC. CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California January 12, 2001

CONSOLIDATED BALANCE SHEETS
September 30, 2000 and 1999

	September 30,

	2000	1999

ASSETS
Current Assets:
Cash and cash equivalent	$1,399	$9,369
Prepaid expenses	46,040	—

Total current assets	47,439	9,369
Property and Equipment, net	116,603	—
Other Assets:
Note receivable	—	103,500

	$164,042	$112,869

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$368,900	$—
Accrued expenses	298,927	16,015
Notes payable -Related parties	652,287	60,413
Loans payable -Others	—	51,000

Total current liabilities	1,320,114	127,428
Commitment
Stockholders' Deficit:
Common stock, $.001 par value; 50,000,000 shares authorized; 10,998,904 shares issued and outstanding	10,999	40,675
Additional paid in capital	808,136	—
Accumulated deficit	(1,975,207)	(55,234)

Total stockholders' deficit	(1,156,072)	(14,559)

	$164,042	$112,869

The accompanying notes are an integral part of these financial statements.

VPN COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2000 and 1999

	September 30,

	2000	1999

Net Revenue	$55,875	$—
Cost of revenue	217,425	—

Gross loss	(161,550)	—
Total Operating Expenses	1,662,233	22,705

Loss from Operations	(1,823,783)	(22,705)
Non-Operating Income (expense):
Interest expense	(28,395)	(3,220)
Other income	2,820	8,966
Gain on sale of assets	5,821	—
Loss on retirement of assets	(75,636)	(37,475)

Total Non-Operating Income (Expenses)	(95,390)	(31,729)

Loss before income taxes	(1,919,173)	(54,434)
Provision for income taxes	800	800

Net Loss	$(1,919,973)	$(55,234)

Basic & diluted weighted average number of common stock outstanding *	7,808,856	6,428,080

Basic & diluted net Loss per share	$(0.25)	$(0.01)

______________

*	Basic and diluted weighted average number of common stock outstanding have been retroactively adjusted in 1999 to effect recapitalization upon reverse merger which took place on April 19, 2000.

The accompanying notes are an integral part of these financial statements.

VPN COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Years Ended September 30, 2000 & 1999

	Common Stock				Total

	Number of		Additional	Accumulated	Stockholders'
	Shares	Amount	paid in capital	Deficit	Deficit

Issuance of Shares	1,000	$40,675	—	—	40,675
Net Loss for year ended September 30, 1999	—	—	—	(55,234)	(55,234)

Balance, September 30, 1999	1,000	40,675		(55,234)	(14,559)
Recapitalization upon reverse merger	6,427,080	(34,247)	(41,175)	—	(75,422)
Issuance of shares for consulting services	4,553,491	4,554	836,328	—	840,882
Issuance of shares for cash	17,333	17	12,983	—	13,000
Net loss for the year	—	—	—	(1,919,973)	(1,919,973)

Balance, March 1, 2000	10,998,904	$10,999	808,136	(1,975,207)	(1,156,072)

The accompanying notes are an integral part of these financial statements.

VPN COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2000 and 1999

	September 30,

	2000	1999

Cash Flows From Operating Activities:
Net Loss	$(1,919,973)	$(55,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,529	—
Issuance of shares for consulting services	840,882	—
Recapitalization of the company	(75,422)	—
(Gain) loss on disposal of equipment	(5,821)	37,475
(Increase) / decrease in current assets:
Prepaid expenses	(46,040)	—
Increase / (decrease) in current liabilities:
Accounts payable	368,900	—
Accrued expenses	282,912	16,015

Net cash used in operating activities	(528,033)	(1,744)

Cash Flows From Financing Activities:
Net proceeds from Loans	540,874	111,413
Proceeds from sale of common stock	13,000	3,200
Note receivable	103,500	(103,500)

Net cash provided by financing activities	657,374	11,113

Cash Flows From Investing Activities:
Acquisition of property & equipment	(137,311)	—

Net Increase (Decrease) In Cash & Cash Equivalent	(7,970)	9,369
Cash & Cash Equivalent, Beginning Balance	9,369	—

Cash & Cash Equivalent, Ending Balance	$1,399	$9,369

Supplemental Information:
Cash paid for Interest	$0	$0

Cash paid for Income Taxes	$0	$0

Supplemental Schedule of Non-Cash Investing Activity

(1)	On April 19, 2000 the company acquired all the outstanding shares of VPNCOM.Net in exchange for 1,500,000 ordinary shares of the company.

(2)	The company issued 4,570,824 shares for consulting services of $840,882

The accompanying notes are an integral part of these financial statements.

VPN COMMUNICATIONS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000 and 1999

1.   Description of Business And Basis Of Presentation

Organization and Nature of Operation

             The Company was organized November 29, 1986, under the laws of the state of Nevada, as Fernwood Financial, Inc. In 1988, the Company merged with Mimetics, Inc., a California Corporation and changed its name to Exhibitronix, Inc. In 1990-1991, the Company became insolvent and disposed of all of its assets to satisfy its creditors. From 1991 until June 30, 2000 the Company had no operations. On March 14, 2000, the Company changed its name from Exhibitronix, Inc. to VPN Communications Corporation. Pursuant to a reorganization agreement dated April 19, 2000, VPN Communications Corporation (VCC) acquired one hundred percent (100%) of the common shares of VPNCOM.Net Corporation (VPN).

             VPNCOM.Net Corporation, formerly “City Pacific International USA., Inc.”, was incorporated in the state of Nevada on July 15,1997 to provide telecommunications products and services for commercial and residential customers and clientele, directly or through joint ventures with strategic partners. VPN’s activities from inception until 1998 consisted primarily of reviewing possible business opportunities and acquisitions, and maintaining the business entity. During the year, VPN’s activities included providing integrated communications involving virtual private networks and Internet solutions for corporations and multi-dwelling unit properties and entities. Currently, the Company has no on-going revenue or any operation.

Principles of Consolidation

             The accompanying consolidated financial statements include the accounts of VCC and its 100% wholly owned subsidiary, VPN. All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of VPNCOM.Net has been accounted for as a purchase and treated as a reverse acquisition since the former owners of VPNCOM.Net controlled 100% of the total shares of common stock of the Company outstanding immediately following the acquisition on April 19, 2000 (See note #5). The historical results for the year ended September 30, 2000 include both VPN Communications Corporation and VPNCOM.Net, while the historical results for year ended September 30, 1999 include only VPNCOM.Net.

2.   Summary of Significant Accounting Policies

Cash and cash equivalents

             The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

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

Property & Equipment

             Property and equipment is carried at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

Income taxes

             Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income

VPN COMMUNICATIONS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000 and 1999

(loss). Valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Basic and diluted net loss per share

             Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Stock-based compensation

             In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company adopted this standard in 1998 and the implementation of this standard did not have any impact on its financial statements.

Fair value of financial instruments

             Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Comprehensive income

             Statement of financial accounting standards No. 130, Reporting comprehensive income (SFAS No. 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statements that are displayed with the same prominence as other financial statements. The Company adopted this standard in 1998 and the implementation of this standard did not have a material impact on its financial statements.

Reporting segments

             Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superceded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company adopted this standard in 1998 and the implementation of this standard did not have a material impact on its financial statements.

VPN COMMUNICATIONS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000 and 1999

Pension and other benefits

             In February 1998, the Financing accounting standards board issued statement of financial accounting standards No. 132, Employers’ disclosures about pension and other post-retirement benefits (SFAS No. 132), which standardizes the disclosure requirements for pension and other post -retirement benefits. The Company adopted this standard in 1998 and the implementation of this standard did not have any impact on its financial statements.

Costs of start-up activities

             In April 1998, the ASEC of AICPA issued SOP No. 98-5, “Reporting on the costs of start-up activities”, effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires the costs of start-up activities and organization costs to be expensed as incurred. The Company adopted this standard in fiscal 1999 and the implementation of this standard did not have a material impact on its financial statements.

Research and Development

             Expenditures for software development costs and research are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such software has been short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant.

Revenue

             Revenue represents estimated net realizable amounts from clients, third-party payers and others for services rendered and products sold. Revenue was recognized when services were performed or products were delivered to the customers.

Advertising

             The Company expenses advertising costs as incurred.

Accounting developments

             In June 1998, the FASB issued SFAS No. 133, “Accounting for derivative instruments and hedging activities”, effective for fiscal years beginning after June 15, 1999, which has been deferred to June 30, 2000 by publishing of SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the Statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. The Company does not expect that the adoption of this standard will have a material impact on its financial statements.

             In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition,” which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on its financial position and results of operations.

             In March 2000, the FASB issued FASB Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25”. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a no compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of

VPN COMMUNICATIONS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000 and 1999

stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain other provisions of FIN 44 prior to March 31, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

3.   Going Concern Uncertainty

             The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has incurred net losses from inception to September 30, 2000 of $1,975,207. The continuing losses have adversely affected the liquidity of the company. Losses are expected to continue for the immediate future. The Company’s total liabilities exceed its total assets by $1,156,072. The Company faces continuing significant business risks, including, but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

             In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability o raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

             Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners which would enhance stockholders’ investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

4.   Property And Equipment

             The Property and equipment as of September 30, 2000 and 1999, consist of the following:

	September 30,

	2000	1999

Machinery & Equipment	$3,558	$—
Furniture & fixtures	2,941	—
Computer equipment	132,542	—

	139,041	—
Less Accumulated Depreciation	(22,438)	—

	$116,603	$—

5.   Acquisition

             On April 19, 2000, the company acquired all of the outstanding stock of VPNCOM.NET Corporation, which became a wholly owned subsidiary of the Company. In exchange for the stock of VPNCOM.NET, the Company issued 1,500,000 shares of its common stock to the selling stockholders of VPNCOM.NET. The transaction was considered a related party transaction, since the major shareholder of VPNCOM.NET is also the major shareholder of the Company. The transaction has been recorded through purchase method of accounting as follows:

Assets acquired	$258,509

Liabilities assumed	$(410,028)

             The acquisition of VPNCOM.NET has been treated as a reverse acquisition since the former owners of VPNCOM.NET controlled 100% of the total shares of Common Stock of the Company outstanding immediately following the acquisition on April 19, 2000.

VPN COMMUNICATIONS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000 and 1999

6.   Accrued Expenses

             Accrued expenses as of September 30, 2000 and 1999, consist of the following:

	September 30,

	2000	1999

Accrued payroll	$108,778	$—
Payroll taxes payable	46,643	—
Professional fees	64,082	15,000
Accrued interest	30,411	215
Other accruals	49,013	800

	$298,927	$16,015

7.   Notes Payable—Related Parties

             Notes payable consist of amounts payable to affiliated companies related through common ownership and shareholders. Notes are due on demand, unsecured and carry an interest rate of 10% per year. Interest expenses for the period ended September 30, 2000 and 1999 was $28,395 and $3,220, respectively.

             Subsequent to the year ended September 30, 2000, the Company issued 7,757,703 shares of common stock in exchange of notes payable amounting to $465,462 .

8.   Income Taxes

             Since the Company has not generated taxable income since inception, no provision for income taxes has been provided (other than minimum franchise taxes paid to the State of California). Differences between income tax benefits computed at the federal and state statutory rate and reported income taxes for the periods ended September 30, 2000 and 1999 are primarily attributable to the valuation allowance for net operating losses (NOL) and other permanent difference. The net deferred tax (benefit) due to NOL carried forward, as of September 30, 2000 and 1999, consisted of the following:

	September 30,

	2000	1999

Deferred tax asset	$796,570	$24,495
Deferred tax asset valuation allowance	(796,570)	(24,495)

Balance	$—	$—

             A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carryforwards cannot reasonably be assured.

             Through September 30, 2000, the Company incurred net operating losses for federal tax purposes of approximately $2,046,060. Differences between financial statement and tax losses consist primarily of Depreciation and allowance for doubtful accounts. The net operating loss carryforwards may be used to reduce taxable income through the year 2016. Net operating loss for carryforwards for the State of California are approximately $974,680 and are generally available to reduce taxable income through the year 2006. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company. Therefore, the availability of the Company’s net operating loss carryforwards is limited. The provision for income taxes consists of the California state minimum taxes imposed on corporations.

9.    Subsequent Events

             On November 6, 2000, the Company agreed to an Enforceable Letter of Intent with Paul Stevens, an officer of VPNCOM.net (a Subsidiary), to sell to Mr. Stevens 1,500 shares, which constitutes all of the issued shares, of the Company’s wholly owned Subsidiary VPNCOM.net (the Subsidiary).

VPN COMMUNICATIONS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000 and 1999

             The Company will receive, in exchange for the Subsidiary, $1 and the assumption, by Mr. Stevens, of all of the outstanding liabilities of the Subsidiary in the amount of $976,622. As of the date of this transaction the Subsidiary has no on-going revenue and has produced no profit.

10.   Commitment

             The Company has entered into agreements with Securities Compliance Control, LLC (SCC), a related party, whereby, SCC agrees to provide certain consulting services for a term of three years beginning on July 1, 2000 and ending on July 1, 2003. SCC was paid a retainer of $25,000 plus 20,000 shares of the company’s common stock. Future compensation will be paid based upon number of hours of services provided at a predetermined rate plus 20,000 shares of the company’s Common stock registered under S-8 registration, per month for the duration of the contract. The S-8 stock will be nondilutive, regardless of recapitalization, reconstruction or reorganization.

             SCC may elect to receive compensation in all or in part, in the form of stock at 85% of the trading price of each share as of one week prior to submission of monthly invoice to the Company.