Form 10QSB
period 2000-12-31
VPN COMMUNICATIONS CORP
filed 2001-02-20
CIK 827164

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

   For the Quarter Ended                                  Commission File No.
   ---------------------                                  -------------------
     December 31, 2000                                         000-26523

                         VPN Communications Corporation
                        --------------------------------
                 (Name of small business issuer in its charter)

                Nevada                                        93-0943718
   -------------------------------                       -------------------
   (State or other jurisdiction of                          (IRS Employer
   incorporation or organization)                        Identification No.)

                               1012 Brioso Drive
                          Costa Mesa, California 92627
                       ---------------------------------
                    (Address of Principal Executive Offices)

       Registrant's telephone number including area code: (949) 650-8325


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

                                      N/A

                     Applicable only to corporate issuers.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 20,167,008 as of February 10, 2001.

                      Transitional Small Disclosure Format

                                Yes          No / X /

PART I

ITEM 1. FINANCIALS

                         VPN COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000
                                   (UNAUDITED)

                                                                    December 31,
                                ASSETS                                  2000
                                ------                              -----------

CURRENT ASSETS:
        Cash & cash equivalent                                      $     7,160
        Prepaid expenses                                                  2,834
                                                                    -----------
                Total current assets                                      9,994

PROPERTY AND EQUIPMENT, net                                             112,673

OTHER ASSETS:
        Accrued receivables                                               2,725
        Investments

                                                                    -----------
                                                                    $   125,392
                                                                    ===========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES:
        Accounts payable                                            $   535,475
        Accrued expenses                                                278,292
        Notes payable -Related parties                                  131,678
        Loans payable -Others                                            44,658
                                                                    -----------
                Total current liabilities                               990,103

COMMITMENT

STOCKHOLDERS' DEFICIT

        Common stock,  $.001 par value;
          50,000,000 shares authorized; 10,998,904 shares
          issued and outstanding                                         18,707
        Additional paid in capital                                    1,218,513
        Accumulated deficit                                          (2,101,931)
                                                                    -----------
                Total stockholders' deficit                            (864,711)
                                                                    -----------

                                                                    $   125,392
                                                                    ===========


                             See accompanying notes.

                         VPN COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    DECEMBER 31, 2000 AND DECEMBER 31, 1999


                                                 Three Months      Three Months
                                                     Ended            Ended
                                                  December 31,     December 31,
                                                      2000             1999
                                                  ------------     ------------

Net revenue                                       $          0     $        500

Cost of revenue                                          8,474                0
                                                  ------------     ------------

Gross loss                                              (8,474)             500

Total Operating Expenses                               111,200            8,949
                                                  ------------     ------------

Loss from Operations                                  (119,674)          (8,449)

Non-Operating Income (expense):
        Interest expense                                (6,454)               0
        Interest income                                      0            4,375
        Gain on sale of liability                        1,004                0
        Loss on retirement of assets                         0                0
                                                  ------------     ------------
Total Non-Operating Income (Expenses)                   (5,450)           4,375
                                                  ------------     ------------

Loss before income taxes                              (125,124)          (4,074)

Provision for income taxes                               1,600                0
                                                  ------------     ------------

Net Loss                                          $   (126,724)    $     (4,074)
                                                  ============     ============


Basic & diluted weighted average number of
  common stock outstanding *                        11,320,326        6,428,080
                                                  ============     ============

Basic and diluted net Loss per share              $      (0.01)    $    (0.0006)
                                                  ============     ============

* Basic and diluted weighted average number of common stock outstanding have been retroactively adjusted in 1999 to effect recapitalization upon reverse merger which took place on April 19, 2000.


                             See accompanying notes.


                           VPN COMMUNICATIONS CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                      DECEMBER 31, 2000 AND DECEMBER 31, 1999


                                                              Three Months  Three Months
                                                                  Ended        Ended
                                                               December 31, December 31,
                                                                   2000         1999
                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Loss                                                $(126,723)   $  (4,074)
        Adjustments to reconcile net loss to net cash
        provided by operating activities:
                Depreciation and amortization                       3,930
                Issuance of shares for debt reduction             411,633
                (Increase) / decrease in current assets:
                        Accounts receivable                                        898
                        Prepaid expenses                           40,481
                        Accrued receivables                                     (7,438)
                Increase / (decrease) in current liabilities:
                         Accounts payable                         129,537       79,023
                        Accrued expenses                          (19,573)        (809)
                                                                ---------    ---------
                Net cash provided by operating activities         439,285       67,600
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
                Net proceeds from loans                             1,000
                Notes payable                                    (434,524)      (9,840)
                Note receivable                                                (36,309)
                                                                ---------    ---------
                Net cash used in financing activities            (433,524)     (46,149)
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
                Acquisition of property & equipment                     0      (30,816)
                                                                ---------    ---------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENT                   5,761       (9,365)

CASH & CASH EQUIVALENT, BEGINNING BALANCE                           1,399        9,369
                                                                ---------    ---------

CASH & CASH EQUIVALENT, ENDING BALANCE                          $   7,160    $       4
                                                                =========    =========

SUPPLEMENTAL INFORMATION:

        CASH PAID FOR INTEREST                                  $       0    $       0
                                                                =========    =========

        CASH PAID FOR INCOME TAXES                              $       0    $       0
                                                                =========    =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITY

(1)  The company issued 7,708,104 shares for cancellation of debt totaling
     $411,634

                               See accompanying notes.

                         VPN Communications Corporation
                   Notes to Financial Statements (Unaudited)

NOTE #1 - Organization
----------------------

The Company was incorporated on November 29, 1986, as Fernwood Financial, Inc., under the laws of the state of Nevada. In 1988, the Company merged with Mimetics, Inc., a California Corporation and changed its name to Exhibitronix, Inc. On April 19, 2000, the Company entered into an agreement to acquire all of the capital stock of VPNCOM.NET Corporation ("VCNC"), which became a wholly owned subsidiary of the Company. On March 14, 2000 the Company changed its name to VPN Communications Corporation. On November 6, 2000, the Company entered into an enforceable Letter of Intent to sell the wholly owned subsidiary, VPNCOM.NET Corporation (VPNC) to Mr. Paul Stevens, a related party. As of the date of this filing the purchaser has not taken possession of VPNC. Therefore this filing is consolidating the financial statements of both the Company and VPNC.

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

The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 10-K report.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The discussion and financial statements contained herein are for the three months ended December 31, 2000 and December 31, 1999. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

OVERVIEW

     The Company has recently entered into a binding letter of intent to divest itself of its wholly owned subsidiary and only operating unit, VPNCOM.NET Corporation. The Company is actively engaged in efforts intended to identify new merger or acquisition "targets." It is the Company's intention to seek these candidates in the areas of technology or telecommunications. These types of companies, management feels, are in keeping with the direction the Company has been going and with the expertise it has developed.

     (A) PLAN OF OPERATIONS

     The Company's cash requirements for the next twelve months are projected to be minimal. The Company is dependent on management for what funding is necessary while additional capital is sought. While there is no assurance the Company will be successful in raising additional capital, the Company is actively seeking both institutional debt and private equity financing to assure that it will be capable of financing the continuation of the business. Should the Company fail to raise additional funding, it will be forced to curtail or even cease operations altogether.

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

     (B) RESULTS OF OPERATIONS

     The Company has generated minimal revenues and does not anticipate generating any material revenues in the near future. Currently, the Company's only cash requirements are for rent and salaries. The Company's sole source of capital during the three months ended December 31, 2000, was investment capital provided by related parties and third parties. The Company anticipates that it will require additional capital contributions to fund its operations during the next three fiscal quarters ending September 30, 2001. The Company intends to seek investors for additional capital for continued operations. In addition, the Company is actively seeking institutional type investors as a source of funding. In the event the Company does not attract such capital, and is unable to generate revenues sufficient to support its expenses, it would be required to eventually curtail or even cease operations. The Company's substantial financial losses since its inception have raised a substantial doubt with the Company's auditors as to the Company's ability to continue as a going concern.

     The following table sets forth, for the periods indicated, selected financial information for the Company:


   ------------------------------- -----------------------
                                     THREE MONTHS ENDED
                                          December 31
                                        2000       1999
   ------------------------------- ------------- ---------
   Total revenue
                                      $0         $500
   ------------------------------- ------------- ---------
   Cost of revenue                    $8,474     $0
   ------------------------------- ------------- ---------
   Gross loss
                                     ($8,474)    $500
   ------------------------------- ------------- ---------
   General, administrative, and
   selling expenses                  $111,200    $8,949
   ------------------------------- ------------- ---------
   Loss from operations
                                    ($119,674)  ($8,449)
   ------------------------------- ------------- ---------
   Interest expense
                                    ($6,454)       $4,375
   ------------------------------- ------------- ---------
   Other Income (Expense)
                                      $0            $0
   ------------------------------- ------------- ---------
   Gain on Sale of Assets
                                     $1,004         $0
   ------------------------------- ------------- ---------
   Loss before taxes
                                    ($125,124)    ($4,074)
   ------------------------------- ------------- ---------
   Income Taxes
                                     $1,600         $0
   ------------------------------- ------------- ---------
   Net loss
                                   ($126,724)    ($4,074)
   ------------------------------- ------------- ---------

THREE MONTHS ENDED DECEMBER 31, 2000 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

     REVENUES AND COST OF REVENUES.

     The Company had no revenues for the three months ended December 31, 2000. Revenues were $500 for the corresponding period a year ago. The Company incurred costs of $8,474 for the quarter ended December 31, 2000, as compared to $0 for the quarter ended December 31, 1999.

     GENERAL, ADMINISTRATIVE, AND SELLING EXPENSES.

     Operating expenses were $111,200 for the quarter ended December 31, 2000, as compared to $8,449 for the quarter ended December 31, 1999. The increase in operating expenses was due to an increase in the overall operations in the period, as compared to the same period last year. The Company increased its sales, and marketing activities in the period.

     INTEREST EXPENSE.

     The Company had $6,454 of interest expense for the three months ended December 31, 2000 as compared to an interest income of $4,375 for the three months ended December 31,1999. The increase was due to additional borrowings.


     INCOME (LOSS) BEFORE TAXES.

     The Company has a loss before taxes of $125,124 for the three months ended December 31, 2000 as compared to a loss before taxes of $4,074 for the three months ended December 31, 1999. The increase in loss reflects the increase in operations that were not generating a net profit.

     TAXES ON INCOME.

     Income taxes for the three months ended December 31, 2000 were $1,600 as compared to income taxes of $0 for the three months ended December 31, 1999.

     NET INCOME/LOSS

     The Company had a net loss of $126,724 for the quarter ended December 31, 2000 as compared a net loss of $4,074 for the quarter ended December 31, 1999. The increase in loss is attributed to additional costs associated with marketing and promotion during the period.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has virtually no assets and, with the sale of VPNCOM.NET Corporation, less than $200,000 in liabilities. As of November 6, 2000 it has been dependent upon its officers for its minimal cash requirements. Management anticipates operational costs will remain limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions. There can be no assurance that funds for such purposes will be available to the Company on acceptable terms or at all.

The Company has no long-term capital commitments.

PART II

OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

     None

Item 2. CHANGES IN SECURITIES

     On November 6, 2000, the Company's Board of Directors authorized the issuance of stock in return for debt cancellation. 7,757,703 shares of common stock were issued in return for cancellation of $465,462 of debt. The stock issued is restricted under Rule 144. The stock was valued at $0.06 per share which represented a $0.03 discount from that day's closing bid price of $0.09.

Item 3. DEFAULTS UPON SENIOR SECURITIES

     None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the security holders of the Company during its fiscal quarter ended December 31, 2000.

Item 5. OTHER INFORMATION

     None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          None

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

     2. On November 20, 2000, the Company filed a Current Report on Form 8-K which disclosed the sale of VPNCOM.NET Corporation, its wholly owned subsidiary, to Paul Stevens, a related party, for $1 and the assumption of all of the outstanding liabilities of the Subsidiary in the amount of $1,483,308.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      VPN Communications Corporation

Date:  February 18, 2001
                                      By: /S/ E.G. Marchi
                                      -------------------------------------
                                      E. G. Marchi
                                      Director, President and Chief
                                      Executive Officer

Date: February 18, 2001
                                      By: /S/ Bruce Thomsen
                                      -------------------------------------
                                      Bruce Thomsen
                                      Director

Date: February 18, 2001
                                      By: /S/ Ken Gough
                                      -------------------------------------
                                      Ken Gough
                                      Director