Form 10QSB
period 2001-03-31
VPN COMMUNICATIONS CORP
filed 2001-05-21
CIK 827164

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

     For the Quarter Ended                               Commission File No.
     ---------------------                               -------------------
        March 31, 2001                                       000-26523

                         VPN Communications Corporation
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                Nevada                                        93-0943718
     -------------------------------                       -----------------
     (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                      Identification No.)

                         3941 S. Bristol Unit E Box 545
                           Santa Ana, California 92704
                     --------------------------------------
                    (Address of Principal Executive Offices)

        Registrant's telephone number including area code: (949) 255-4649

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

                      Transitional Small Disclosure Format

                                  Yes       No / X /

PART I

Item 1.  FINANCIALS


                         VPN COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)



                                                                      March 31,
                                     ASSETS                             2001
                                     ------                         -----------

CURRENT ASSETS:
             Cash & cash equivalent                                 $     7,076
             Prepaid expenses                                             2,666
                                                                    -----------
                         Total current assets                             9,742
                                                                    -----------

PROPERTY AND EQUIPMENT, net                                             112,673
                                                                    -----------

OTHER ASSETS:
             Accrued receivables                                          2,814
                                                                    -----------
                                                                    $   125,229
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------


CURRENT LIABILITIES:
             Accounts payable                                       $   600,240
             Accrued expenses                                           277,209
             Notes payable Related parties                              131,677
             Loans payable Others                                        44,658
                                                                    -----------
                         Total current liabilities                    1,053,784
                                                                    -----------

COMMITMENT

STOCKHOLDERS' DEFICIT

             Common stock,  $.001 par value;
             50,000,000 shares authorized; 25,382,008 shares
             issued and outstanding                                      25,382
             Additional paid in capital                               1,278,588
             Accumulated deficit                                     (2,232,525)
                                                                    -----------
                         Total stockholders' deficit                   (928,555)
                                                                    -----------

                                                                    $   125,229
                                                                    ===========



                                      VPN COMMUNICATIONS CORPORATION
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)
                                    MARCH 31, 2001 AND MARCH 31, 2000



                                             Three Months    Three Months     Six Months      Six Months
                                                 Ended          Ended           Ended           Ended
                                               March 31,       March 31,       March 31,       March 31,
                                                 2001            2000            2001            2000
                                             ------------    ------------    ------------    ------------
Net revenue                                  $          0    $     31,247    $          0    $     31,747

Cost of revenue                                     8,474          61,311           8,474          61,311

Gross loss                                         (8,474)        (30,064)         (8,474)        (29,564)

Total Operating Expenses                          122,004         180,683         241,106         190,864

Loss from Operations                             (130,478)       (210,747)       (249,580)       (220,428)

Non-Operating Income (expense):
          Interest expense                         (1,684)              0          (7,142)         (3,590)
          Interest income                               0               0               0               0
          Other expense                                 0         (17,774)              0         (17,774)
          Loss on sale of liability                 1,004               0           1,004               0
          Gain on retirement of assets                  0           5,821               0           5,821

Total Non-Operating Income (Expenses)                (680)        (11,953)         (6,138)        (15,543)

Loss before income taxes                         (131,158)       (222,700)       (255,718)       (235,971)

Provision for income taxes                            800             800           1,600             800

Net Loss                                     $   (131,958)   $   (223,500)   $   (257,318)   $   (236,771)
                                             ============    ============    ============    ============
Basic & diluted weighted average number of
    common stock outstanding                   25,382,008       6,428,080      25,382,008       6,428,080
                                             ============    ============    ============    ============

Basic and diluted net Loss per share         $      (0.01)   $    (0.0348)   $      (0.01)   $    (0.0368)
                                             ============    ============    ============    ============



                                VPN COMMUNICATIONS CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                               MARCH 31, 2001 AND MARCH 30, 2000


                                                                      Six Months   Six Months
                                                                        Ended        Ended
                                                                       March 31     March 31
                                                                         2001         2000
                                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net Loss                                                  $(612,834)   $(374,887)
            Adjustments to reconcile net loss to net cash
            provided by operating activities:
                      Depreciation and amortization                       3,930        4,237
                      Write off of note receivable                      355,516      (39,609)
                      Issuance of original shares                          --        132,299
                      Issuance of shares for consulting services         18,355            0
                      (Increase) / decrease in current assets:
                                 Accounts receivable                        (89)      (9,071)
                                 Prepaid expenses                        40,649      (22,000)
                                 Inventory                                    0       (1,121)
                      Increase / (decrease) in current liabilities:
                                 Accounts payable                       196,202      130,609
                                 Accrued expenses                       (22,556)      47,169
                      Net cash provided by operating activities         (20,827)    (132,374)

CASH FLOWS FROM FINANCING ACTIVITIES:
                      Net proceeds from loans:
                      Notes payable                                     (21,891)     190,552
                      Issuance of shares for cash                        48,395            0
                      Net cash used in financing activities              26,504      190,552

CASH FLOWS FROM INVESTING ACTIVITIES
                      Furniture and equipment                                 0     (101,632)
                      Net cash used in investing activities                   0     (101,632)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENT                         5,677      (43,454)

CASH & CASH EQUIVALENT, BEGINNING BALANCE                                 1,399        9,369

CASH & CASH EQUIVALENT, ENDING BALANCE                                $   7,076    $ (34,085)
                                                                      =========    =========

SUPPLEMENTAL INFORMATION:

            CASH PAID FOR INTEREST                                    $       0    $       0
                                                                      =========    =========

            CASH PAID FOR INCOME TAXES                                $       0    $       0
                                                                      =========    =========


            SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITY

            (1)   The company issued 7,708,104 shares for cancellation of debt totaling $410,377

            (2)   The company issued 5,215,000 shares for private placement funds totaling $18,355

            (3)   The company issued 1,460,000 shares of common stock for cash $48,395

                See accompanying notes.


                  VPN COMMUNICATION CORPORATION AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 2001 & 2000

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

VPNCOM.Net Corporation, formerly "City Pacific International USA., Inc.", was incorporated in the state of Nevada on July 15,1997 to provide telecommunications products and services for commercial and residential customers and clientele, directly or through joint ventures with strategic partners. VPN's activities from inception until 1998 consisted primarily of reviewing possible business opportunities and acquisitions, and maintaining the business entity. During the year, VPN's activities included providing integrated communications involving virtual private networks and Internet solutions for corporations and muti-dwelling unit properties and entities. Currently, the Company has no on-going revenue or any operation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of VCC and its 100% wholly owned subsidiary, VPN. All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of VPNCOM.Net has been accounted for as a purchase and treated as a reverse acquisition since the former owners of VPNCOM.Net controlled 100% of the total shares of common stock of the Company outstanding immediately following the acquisition on April 19, 2000. The historical results for the quarter ended March 31, 2001 include both VPN Communications Corporation and VPNCOM.Net, while the historical results for the quarter ended March 31, 2000 include only VPNCOM.Net.

Basis of Preparation:

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the two years ended September 30, 2000 was filed on January 16, 2001 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month and six month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001.

2. AGREEMENT TO SALE THE SUBSIDIARY

On November 6, 2000, the Company agreed to an Enforceable Letter of Intent with Paul Stevens, an officer of VPNCOM.net (a Subsidiary), to sell to Mr. Stevens 1,500 shares, which constitutes all of the issued shares, of the Company's wholly owned Subsidiary VPNCOM.net (the Subsidiary).

The Company will receive, in exchange for the Subsidiary, $1 and the assumption, by Mr. Stevens, of all of the outstanding liabilities of the Subsidiary in the amount of $976,622. As of the date of this transaction the Subsidiary has no on-going revenue and has produced no profit. The transaction has not been consummated through March 31, 2001.


3. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has incurred net losses from inception to March 31, 2001 of $2,232,525. The continuing losses have adversely affected the liquidity of the company. Losses are expected to continue for the immediate future. The Company's current liabilities exceed its total assets by $928,555. The Company faces continuing significant business risks, including, but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability o raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

Item 2.  Management's Discussion and Analysis or Plan of Operation

     The discussion and financial statements contained herein are for the three months and the six months ended March 31, 2001 and March 31, 2000. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

OVERVIEW

     The Company has recently entered into an enforceable letter of intent to divest itself of its wholly owned subsidiary and only operating unit, VPNCOM.NET Corporation. The finalization of this divestiture is pending. The financial information included herein reflects the status of the Company as if this transaction is not taking place.

     The Company is in the process of identifying new merger or acquisition "targets." It is the Company's intention to look for candidates in the areas of technology or telecommunications. These types of companies, management feels, are in keeping with the direction the Company has been going and with the expertise it has developed.

     (A) PLAN OF OPERATIONS

     The Company expects to require minimal cash during the next six months. The Company depends on management for what funding is necessary while additional capital is sought. There is no assurance the Company will be successful in raising additional capital. However, the Company is actively seeking both institutional debt and private equity financing to assure that it will be capable of financing the continuation of the business. Should the Company fail to raise additional funding, it will be forced to curtail or even cease operations altogether.

     The Company expects, for the foreseeable future, to have, insufficient capital with which to provide merger or acquisition candidates substantial cash or other assets. Management believes, however, that the Company will offer owners of potential merger or acquisition candidates the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than would be required for them to conduct an initial public offering. A merger or acquisition candidate will, however, incur significant post merger or acquisition registration costs in the event candidate company's shareholders wish to offer a portion of their shares for subsequent sale.


     (B) RESULTS OF OPERATIONS

     The Company has generated little or no revenue and does not anticipate generating any material revenues in the near future. At the present time, the Company's only cash requirements are for rent and salaries. The Company's sole source of capital during the three months ended March 31, 2001, was investment capital provided by related parties and third parties. The Company anticipates that it will require additional capital contributions to fund its operations during the next two fiscal quarters ending September 30, 2001. The Company intends to seek investors for additional capital for continued operations. In addition, the Company is actively seeking institutional type investors as a source of funding. In the event the Company does not attract such capital, and is unable to generate revenues sufficient to support its expenses, it would be required to eventually curtail or even cease operations. The Company's substantial financial losses since its inception have raised a substantial doubt with the Company's auditors as to the Company's ability to continue as a going concern.



       The following table sets forth, for the periods indicated, selected financial information for the Company:

                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                  March 31                           March 31
                                           2001              2000            2001               2000
-----------------------------------------------           ---------       ---------          ---------
Total revenue                                $0             $31,247              $0            $31,247

Cost of revenue                          $8,474             $61,311          $8,474            $61,311

-----------------------------------------------           ---------       ---------          ---------
Gross loss                              ($8,474)           ($30,064)        ($8,474)          ($29,564)

Total Operating Expenses               $122,004            $180,683        $241,106           $190,864

-----------------------------------------------           ---------       ---------          ---------

Loss from operations                  ($130,478)          ($210,747)      ($249,580)          (220,428)

-----------------------------------------------           ---------       ---------          ---------

  Interest expense                      ($1,684)                 $0         ($7,142)           ($3,590)

  Other Income (Expense)                     $0            ($17,774)             $0           ($17,774)

  Loss on Sale of Liability              $1,004                  $0          $1,004                 $0

  Gain on Retirement of Assets               $0              $5,821              $0             $5,821

-----------------------------------------------           ---------       ---------          ---------
Loss before taxes                     ($131,158)          ($222,700)      ($255,718)         ($235,971)

-----------------------------------------------           ---------       ---------          ---------
Provision for Income Taxes                 $800                $800          $1,600               $800

-----------------------------------------------           ---------       ---------          ---------
Net loss                              ($131,958)          ($223,500)      ($257,318)         ($236,771)

-----------------------------------------------           ---------       ---------          ---------


THREE MONTHS ENDED March 31, 2001 AS COMPARED TO THREE MONTHS ENDED March 31,
2000

     REVENUES AND COST OF REVENUES.

     The Company had no revenues for the three months ended March 31, 2001. Revenues were $31,247 for the corresponding period a year ago. The Company incurred revenue costs of $8,474 for the quarter ended March 31, 2000, as compared to $61,311 for the quarter ended March 31, 2000.

     GENERAL, ADMINISTRATIVE, AND SELLING EXPENSES.

     Operating expenses were $122,004 for the quarter ended March 31, 2001, as compared to $180,683 for the quarter ended March 31, 2000. The decrease in operating expenses was due to a decrease in the overall operations in the period, as compared to the same period last year. The Company decreased its sales, and marketing activities in the period; it was in the process of divesting itself of its operating unit.

     INTEREST EXPENSE.

     The Company had $1,684 of interest expense for the three months ended March 31, 2001 as compared to an interest income of $7,142 for the three months ended March 31,2000. The decrease was due to debt reductions previously discussed.

     INCOME (LOSS) BEFORE TAXES.

     The Company has a loss before taxes of $131,158 for the three months ended March 31, 2001 as compared to a loss before taxes of $222,700 for the three months ended March 31, 2000. The decrease in loss reflects the decrease in operations during the period.

     TAXES ON INCOME.

     Income tax provision for the three months ended March 31, 2001 were $800 as compared to income tax provision of $800 for the three months ended March 31, 2000.

     NET INCOME/LOSS

     The Company had a net loss of $131,958 for the quarter ended March 31, 2001 as compared to a net loss of $223,500 for the quarter ended March 31, 2000. The decrease in loss is attributed to reduced costs associated with reduced operations prior to the sale of its operating unit.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has virtually no assets and, after completing the sale of VPNCOM.NET Corporation, no liabilities. As of November 6, 2000 it has been dependent upon its officers for its minimal cash requirements. Management anticipates operational costs will remain limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions. There can be no assurance that funds for such purposes will be available to the Company on acceptable terms or at all.

The Company has no long-term capital commitments.

PART II

OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

None

Item 2.   CHANGES IN SECURITIES

None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders of the Company during its fiscal quarter ended March 31, 2001.

Item 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

         None


(b)  Reports on Form 8-K.

         None

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VPN Communications Corporation

Date: May 18, 2001
                                            By:  /s/  E. G. Marchi
                                               --------------------------------
                                                      E. G. Marchi
                                                      Director, President and
                                                      Chief Executive Officer

Date: May 18, 2001
                                            By:  /s/  Ken Gough
                                               --------------------------------
                                                      Ken Gough
                                                      Director
Date: May 18, 2001
                                            By:  /s/  Henry Smith
                                               --------------------------------
                                                      Dr. Henry Smith
                                                      Director