Form 10QSB
period 2001-06-30
VPN COMMUNICATIONS CORP
filed 2001-08-17
CIK 827164

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                        Commission File No.
---------------------                                        -------------------
   June 30, 2001                                                 000-26523

                         VPN Communications Corporation
                        --------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                                 93-0943718
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

                             3941 S. Bristol Unit E
                          Santa Ana, California 92704
                       ---------------------------------
                    (Address of Principal Executive Offices)

       Registrant's telephone number including area code: (480) 797-3434

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

N/A

Applicable only to corporate issuers.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 25,082,008 as of July 15, 2001.

Transitional Small Disclosure Format

Yes                  No      / X /

PART I

ITEM 1. FINANCIALS
                         VPN COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2001
                                  (UNAUDITED)
                                                                     June 30
                                    ASSETS                             2001
                                    ------                          -----------

CURRENT ASSETS:
        Cash & cash equivalent                                      $     7,049
        Prepaid expenses                                                  2,669
                                                                    -----------
                Total current assets                                      9,718

PROPERTY AND EQUIPMENT, net                                             112,673

OTHER ASSETS:
        Accrued receivables                                               2,814
                                                                    -----------

                                                                    $   125,205
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
        Accounts payable                                            $   611,817
        Accrued expenses                                                261,670
        Notes payable -Related parties                                  118,359
        Loans payable -Others                                            44,658
                                                                    -----------
                Total current liabilities                             1,036,504

COMMITMENT

STOCKHOLDERS' DEFICIT

        Common stock,  $.001 par value;
        50,000,000 shares authorized; 25,082,008 shares
        issued and outstanding                                           25,082
        Additional paid in capital                                    1,269,436
        Accumulated deficit                                          (2,205,817)
                                                                    -----------
                Total stockholders' deficit                            (911,299)
                                                                    -----------

                                                                    $   125,205
                                                                    ===========


                            See accompanying notes.


                                     VPN COMMUNICATIONS CORPORATION
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)
                                     JUNE 30, 2001 AND JUNE 30, 2000



                                             Three Months    Three Months    Nine Months     Nine Months
                                                 Ended           Ended           Ended           Ended
                                                June 30         June 30         June 30         June 30
                                                 2001            2000            2001            2000
                                             ------------    ------------    ------------    ------------
Net revenue                                  $          0    $     10,790    $          0    $     42,536

Cost of revenue                                         0          39,284           8,474         100,594
                                             ------------    ------------    ------------    ------------

Gross loss                                              0         (28,494)         (8,474)        (58,058)

Total Operating Expenses                           21,049       1,135,118         213,604       1,332,326

Loss from Operations                              (21,049)     (1,163,612)       (222,078)     (1,390,384)
                                             ------------    ------------    ------------    ------------

Non-Operating Income (expense):
        Interest expense                                0         (11,349)         (7,936)        (14,940)
        Interest income                               793               0               0               0
        Other expense                                   0         (54,446)              0         (72,220)
        Loss on sale of liability                       0               0           1,004               0
        Gain on retirement of assets                    0               0               0           5,821
                                             ------------    ------------    ------------    ------------
Total Non-Operating Income (Expenses)                 793         (65,795)         (6,932)        (81,339)

Loss before income taxes                          (20,256)     (1,229,407)       (229,010)     (1,471,723)

Provision for income taxes                              0               0           1,600             800
                                             ------------    ------------    ------------    ------------
Net Loss                                     $    (20,256)   $ (1,229,407)   $   (230,610)   $ (1,472,523)
                                             ============    ============    ============    ============

Basic & diluted weighted average number of
     common stock outstanding                  25,349,041       8,801,109      20,303,168       8,801,109
                                             ============    ============    ============    ============

Basic and diluted net Loss per share         $      (0.00)   $      (0.14)   $      (0.01)   $    (0.1673)
                                             ============    ============    ============    ============




                                        See accompanying notes.



                              VPN COMMUNICATIONS CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                              JUNE 30, 2001 AND JUNE 30, 2000

                                                                Nine Months    Nine Months
                                                                   Ended          Ended
                                                                  June 30        June 30
                                                                    2001           2000
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Loss                                                $  (230,610)   $(1,472,522)
        Adjustments to reconcile net loss to net cash
        provided by operating activities:
                Depreciation and amortization                         3,930         18,605
                Issuance of shares for consulting services           60,788        711,200
                (Increase) / decrease in current assets:
                        Accounts receivable                             (89)        (4,812)
                        Prepaid expenses                             40,646        (25,276)
                        Inventory                                                   (1,364)
                Increase / (decrease) in current liabilities:
                         Accounts payable                           201,327        231,974
                        Accrued expenses                            (38,095)       140,197
                                                                -----------    -----------
                Net cash provided by operating activities            37,897       (401,998)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
                Net proceeds from loans:
                Notes payable                                       (46,847)       417,405
                Note receivable                                           0        103,500
                Issuance of shares for cash                          14,600              0
                                                                -----------    -----------
                Net cash used in financing activities               (32,247)       520,905
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
                Furniture and equipment                                   0       (105,765)
                                                                -----------    -----------
                Net cash used in investing activities                     0       (105,765)


NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENT                     5,650         13,142

CASH & CASH EQUIVALENT, BEGINNING BALANCE                             1,399              0
                                                                -----------    -----------

CASH & CASH EQUIVALENT, ENDING BALANCE                          $     7,049    $    13,142
                                                                ===========    ===========

SUPPLEMENTAL INFORMATION:

        CASH PAID FOR INTEREST                                  $         0    $         0
                                                                ===========    ===========

        CASH PAID FOR INCOME TAXES                              $         0    $         0
                                                                ===========    ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITY

(1)  The company issued 7,653,339 shares for cancellation of debt totaling $399,995
(2)  The company issued 4,969,765 shares for consulting services totaling $60,788
(3)  The company issued 1,460,000 shares of common stock for cash $14,600


                                  See accompanying notes.

                  VPN COMMUNICATION CORPORATION AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2001 & 2000


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

Basis of Preparation:

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the two years ended September 30, 2000 was filed on January 16, 2001 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month and nine month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001.

2. AGREEMENT TO SELL THE SUBSIDIARY

On November 6, 2000, the Company agreed to an Enforceable Letter of Intent with Paul Stevens, an officer of VPNCOM.net (a Subsidiary), to sell to Mr. Stevens 1,500 shares, which constitutes all of the issued shares, of the Company's wholly owned Subsidiary VPNCOM.net (the Subsidiary).

On June 13, 2001 the agreement and the Enforceable Letter of Intent to sell 1,500 shares, which constitutes all of the issued shares, of the Company's wholly owned subsidiary, VPNCOM.net, were rescinded.

On August 7, 2001 the Company signed an agreement to sell to VCC Corporation, an unrelated entity, 1,500 shares, which constitutes all of the issued shares, of the Company's wholly owned Subsidiary, VPNCOM.net (the Subsidiary).

The Company received, in exchange for the Subsidiary, $1 and the assumption, by VCC Corporation, of all of the outstanding liabilities of the Subsidiary, in the amount of $976,622. As of the date of this transaction the Subsidiary has no on-going revenue and has produced no profit.

3. AGREEMENT TO BUY OMNETRIX

On August 1, 2001 the Company executed an agreement to purchase all of the outstanding shares of Omnetrix International of Colorado (OMXI). The Company will exchange shares with the shareholders of OMXI on a one for one basis after a 1:9 reverse split of the Company's shares is accomplished.

4. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred net losses from inception to June 30, 2001 of $2,205,817. The continuing losses have adversely affected the liquidity of the company. Losses are expected to continue for the immediate future. The Company's current liabilities exceed its total assets by $911,299. The Company faces continuing significant business risks, including, but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

     The discussion and financial statements contained herein are for the three months and the nine months ended June 30, 2001 and June 30, 2000. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

OVERVIEW

     The Company rescinded the enforceable letter of intent to divest itself of its wholly owned subsidiary and only operating unit, VPNCOM.net Corporation on June 13, 2001.

On August 7, 2001 the Company signed an agreement to sell to VCC Corporation, an unrelated entity, 1,500 shares, which constitutes all of the issued shares, of the Company's wholly owned Subsidiary VPNCOM.net (the Subsidiary).

The Company received, in exchange for the Subsidiary, $1 and the assumption, by VCC Corporation, of all of the outstanding liabilities of the Subsidiary in the amount of $976,622. As of the date of this transaction the Subsidiary has no on-going revenue and has produced no profit.

On August 1, 2001 the Company executed an agreement to purchase all of the outstanding shares of Omnetrix International of Colorado (OMXI). The Company will exchange shares with the shareholders of OMXI on a one for one basis after a 1:9 reverse split of the Company's shares is accomplished.

OMXI is a telecommunications company that operates in the Colorado market. In addition to wholesale and retail voice and data transmission OMXI also provides "1 (800)" service, telephone debit cards, telephone credit cards, carrier co-location space, web hosting and unified messaging services.

The purchase of OMXI is a reverse merger. Upon completion of the stock exchange, the current Board of Directors will resign and a new Board will be nominated by the current OMXI management.

     (A) PLAN OF OPERATIONS

     The Company expects to require minimal cash during the next three months. The Company will depend on management for what funding is necessary while the stock exchange with OMXI is being completed. There is no assurance the Company will be successful in raising additional capital. However, the Company is actively seeking both institutional debt and private equity financing to assure that it will be capable of financing the continuation of the business. Should the Company fail to raise additional funding, it could be forced to curtail or even cease operations altogether.

     The Company expects, for the foreseeable future, to have, insufficient capital with which to provide OMXI or any other merger or acquisition candidates with substantial cash or other assets. Management believes, however, that the Company offers OMXI or other owners of potential merger or acquisition candidates the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than would be required for them to conduct an initial public offering. OMXI or any merger or acquisition candidate will, however, incur significant post-merger or post-acquisition registration costs in the event the candidate company's shareholders wish to offer a portion of their shares for subsequent sale.


     (B) RESULTS OF OPERATIONS

     The Company has generated little or no revenue and does not anticipate generating any material revenues apart from OMXI. At the present time, the Company's only cash requirements are for rent and salaries. The Company's sole source of capital during the three months ended June 30, 2001, was investment capital provided by related parties and third parties. The Company anticipates that it will require additional capital contributions to fund its operations during the next fiscal quarter ending September 30, 2001. The Company intends to seek investors for additional capital for continued operations. In addition, the Company is actively seeking institutional type investors as a source of funding. In the event the Company does not attract such capital, and is unable to generate revenues sufficient to support its expenses, it would be required to eventually curtail or even cease operations. The Company's substantial financial losses since its inception have raised a substantial doubt with the Company's auditors as to the Company's ability to continue as a going concern.

     The following table sets forth, for the periods indicated, selected financial information for the Company:



                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                            June 30                       June 30
                                      2001          2000           2001            2000
                                  -----------    -----------    -----------    -----------
Total revenue                     $         0    $    10,790    $         0    $    42,536

Cost of revenue                   $         0    $    39,284    $     8,474    $   100,594
                                  -----------    -----------    -----------    -----------

Gross loss                                  0    ($   28,494)   ($    8,474)   ($   58,058)

Total Operating Expenses          $    21,049    $ 1,135,118    $   213,604    $ 1,332,326
                                  -----------    -----------    -----------    -----------

Loss from operations              ($   21,049)   ($1,163,612)   ($  222,078)   ($1,390,384)
                                  -----------    -----------    -----------    -----------

   Interest expense                         0    ($   11,349)   ($    7,936)   ($   14,940)

   Interest Income                $       793              0              0              0

   Other Income (Expense)                   0    ($   54,446)             0    ($   72,220)

   Loss on Sale of Liability                0              0    $     1,004              0

   Gain on Retirement of Assets             0              0              0    $     5,821

Loss before taxes                 ($   20,256)   ($1,229,407)   ($  229,010)   ($1,471,723)
                                  -----------    -----------    -----------    -----------

Provision for Income Taxes                  0              0    $     1,600    $       800
                                  -----------    -----------    -----------    -----------

Net loss                          ($   20,256)   ($1,229,407)   ($  230,610)   ($1,472,523)
                                  -----------    -----------    -----------    -----------


THREE MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

     REVENUES AND COST OF REVENUES.

     The Company had no revenues for the three months ended June 30, 2001. Revenues were $10,790 for the corresponding period a year ago. The Company incurred revenue costs of $0 for the quarter ended June 30, 2000, as compared to $39,284 for the quarter ended June 30, 2000.

     GENERAL, ADMINISTRATIVE, AND SELLING EXPENSES.

     Operating expenses were $21,049 for the quarter ended June 30, 2001, as compared to $1,135,118 for the quarter ended June 30, 2000. The decrease in operating expenses was due to a decrease in the overall operations in the period, as compared to the same period last year. The Company ceased its sales, and marketing activities in the period.

     INTEREST EXPENSE.

     The Company had $793 of interest income for the three months ended June 30, 2001 as compared to an interest expense of $11,349 for the three months ended June 30,2000. As previously discussed, debt has been substantially reduced..

     INCOME (LOSS) BEFORE TAXES.

     The Company has a loss before taxes of $20,256 for the three months ended June 30, 2001 as compared to a loss before taxes of $1,163,612 for the three months ended June 30, 2000. The decrease in loss reflects the decrease in operations during the period.

     TAXES ON INCOME.

     Income tax provision for the three months ended June 30, 2001 were 0 as compared to income tax provision of 0 for the three months ended June 30, 2000.

     NET INCOME/LOSS

     The Company had a net loss of $20,256 for the quarter ended June 30, 2001 as compared to a net loss of $1,229,407 for the quarter ended June 30, 2000. The decrease in loss is attributed to reduced costs associated with reduced operations prior to the sale of its operating unit.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has virtually no assets and, after completing the sale of VPNCOM.NET Corporation, almost no liabilities. As of November 6, 2000 it has been dependent upon its officers for its minimal cash requirements. Management anticipates operational costs will remain limited until the exchange of stock with the shareholders of OMXI is accomplished. There can be no assurance that funds that are necessary for day to day operations will be available to the Company on acceptable terms or at all.

The Company has no long-term capital commitments.

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders of the Company during its fiscal quarter ended June 30, 2001.

Item 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit 2.1 The letter rescinding the enforceable letter of intent between the Company and Mr. Paul Stevens. - Previously filed and herewith incorporated by reference.

Exhibit 2.2 The Stock Acquisition Agreement with Omnetrix International of Colorado. - Previously filed and herewith incorporated by reference.

Exhibit 2.3 The Agreement with VCC Corporation wherein the Company sells its wholly owned subsidiary, VPNCOM.net to VCC. - Previously filed and herewith incorporated by reference.

Exhibit 99.1 Press Release announcing the Acquisition of Omnetrix International.
- Previously filed and herewith incorporated by reference.

(b) Reports on Form 8-K.

August 13, 2001 Current Report filed on Form 8-K announcing the Recission of the Enforceable Letter of Intent to sell the Company's wholly owned subsidiary, VPNCOM.net to Mr. Paul Stevens, a related party; and the acquisition of Omnetrix International of Colorado, and the sale of VPNCOM.net to VCC Corporation.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      VPN Communications Corporation

Date: August 14, 2001
                                      By: /S/ E.G. Marchi
                                      -------------------------------------
                                      E. G. Marchi
                                      Director, President and
                                      Chief Executive Officer

Date: August 14, 2001
                                      By: /S/ Ken Gough
                                      -------------------------------------
                                      Ken Gough
                                      Director
Date: August 14, 2001
                                      By: /S/ Henry Smith
                                      -------------------------------------
                                      Dr. Henry Smith
                                      Director