Form 10KSB
period 2001-09-30
VPN COMMUNICATIONS CORP
filed 2002-01-11
CIK 827164

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2001

[ ]  Transition report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the transition period from      to
                                               ------  ------

                       Commission File Number: 33-19345-LA

                         VPN COMMUNICATIONS CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                        93-0943718
 -----------------------------                  ------------------------------
(State or other jurisdiction of                (I.R.S. Federal Employer ID No.)
 incorporation or organization)

          3941 S. Bristol St. Unit E, Santa Ana, California    92704
                --------------------------------------        -------
               (Address of principal executive offices)      (Zip Code)

                    Issuer's telephone number: (749) 500-8032

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

    The aggregate market value of voting stock held by non-affiliates of the registrant as of January 9, 2002:

                    Common stock, $0.001 par value: $202,088

     The number of shares of the registrant's common stock outstanding as January 9, 2002: 5,787,043 shares

    Documents incorporated by reference: As listed under Item 13(a) Exhibits.

        Transitional Small Business Disclosure Format: Yes     No  X
                                                          -----  -----

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS
---------------------------------
History and Organization
------------------------
VPN Communications Corporation, formerly Exhibitronix, Inc., was organized under the laws of the State of Nevada on September 29, 1986, for the primary purpose of seeking selected mergers or acquisitions with a small number of business entitles expected to be private companies, partnerships, or sole proprietorships. In November of 1988, the Company completed the first of its three business combination transactions, through a merger with Mimetics, Inc., a California corporation, following which the Company changed its name to Exhibitronix, Inc. Thereafter, the Company had a total of three subsidiaries Tabery Corporation, Shows Up, and Modular Display Systems, Inc. The Company divested one half of Modular Display Systems, Inc., in 1991; the Tabery Corporation filed for protection under Chapter 7 or the United Stated Bankruptcy Code in 1991. During 1990 and 1991, the Company disposed of all of its assets to satisfy its creditors and, between 1991 and April of 2000 conducted no operations.

Commencing the first quarter of 1997, the Company began to engage in preliminary efforts intended to identify possible merger or acquisition "targets." Following a change of control of ownership, on March 2, 2000 the Company changed its name to VPN Communications Corporation and a Certificate of Amendment to Articles of Incorporation was filed with the Secretary of State of Nevada on March 10, 2000.

On April 19, 2000, the Company entered into an Agreement and Plan of Reorganization with VPNCOM.NET Corporation, a Nevada corporation ("VCNC") and the stockholders of VCNC, and consummated a transaction with VCNC and its stockholders, whereby the Company acquired all of the outstanding stock of VCNC, which became a wholly-owned subsidiary of the Company.

VCNC is a provider of integrated communications involving the provision of virtual private network and Internet solutions for corporations and multi-dwelling unit properties and entities. All assets of VCNC, including, but not limited to, its tangible assets, such as computers, servers, and related telecommunications equipment, as well as its non-tangible assets such as contracts, on-going business relationships, and "goodwill," were included in the acquisition.

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

VCNC engaged in the business of providing last mile Internet and telecommunications connectivity to multi-unit residential complexes, hotels, and convention centers. It developed relationships with complementary suppliers so that it could provide complete Internet/telecommunications services both permanently (for apartment complexes) and temporarily (for convention centers).

VCNC engaged in the business of web broadcasting. It developed relationships with appropriate entities to broadcast National Football League games on the Internet.

Due to changes on the marketplace and the upheaval surrounding "dot com" ventures, the Company elected to divest itself of VCNC, it's wholly owned subsidiary.

On November 6, 2000, VPN Communications Corporation (the Company) entered into an Enforceable Letter of Intent with Paul Stevens, a related party, to sell to Mr. Stevens 1,500 shares, which constitutes all of the issued shares, of the Company's wholly owned Subsidiary VCNC.

On June 13, 20001, the VPN Communications Corporation (the "Company) rescinded the enforceable letter of intent to divest itself of its wholly owned subsidiary and only operating unit, VPNCOM.net Corporation.

On August 1, 2001 the Company entered into an agreement to purchase all of the outstanding shares of Omnetrix International of Colorado (OMXI). The Company exchanged shares with the shareholders of OMXI on a one for one basis after a 1:9 reverse split of the Company's shares. The Company's common stock was selling for $0.10 per share on August 8, 2001.

On August 7, 2001 the Company signed an agreement to sell to VCC Corporation, an unrelated entity, 1,500 shares, which constitutes all of the issued shares, of the Company's wholly owned Subsidiary VPNCOM.net (the Subsidiary).

The Company received, in exchange for the Subsidiary, $1 and indemnification, by VCC Corporation, against all claims arising from the outstanding liabilities of the Subsidiary in the amount of $ 645,079. As of the date of this transaction the Subsidiary had no on-going revenue and was producing no profit.

On October 25, 20001, VPN Communications Corporation (the "Company") rescinded the reverse acquisition of Omnetrix International, a Colorado Corporation. All stock that was issued in connection with the reverse acquisition was cancelled.

As of the filing of this 10K, the Company is actively engaged in efforts intended to identify new merger or acquisition "targets." It is the Company's intention to seek these candidates in the areas of technology or telecommunications. These types of companies, management feels, are in keeping with the direction the Company has been going and with the expertise it has developed. Additionally, the company has entered into a joint venture with Investors Millennium Management, Inc. ("IMM"). This joint venture is engaged in the business of providing financial resources to emerging companies in the telecommunications, biotechnology, security, and disaster recovery businesses. To support this joint venture the Company has issued 3,000,000 shares of its common stock, $0.001 par value. This stock will be used by the joint venture to guarantee loans made to unrelated third parties engaged in the targeted industries.

Plan Of Operations
------------------
The Company has, and expects to have for the foreseeable future, insufficient capital with which to provide merger or acquisition candidates substantial cash or other assets. Management believes the Company will offer owners of potential merger or acquisition candidates the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than would be required for them to conduct an initial public offering. A target company will, however, incur significant post merger or acquisition registration costs in the event target company shareholders wish to offer a portion of their shares for subsequent sale.

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

Management has not identified more specifically that mentioned
(telecommunications, biotechnology, security, disaster recovery businesses, etc.) any particular area of interest within which the Company will concentrate its efforts.

Management contemplates that the Company will seek to merge with or acquire a target company with either assets or earnings, or both, and that preliminary evaluations undertaken by the Company will assist in identifying possible target companies. The Company has not established a specific level of earnings or assets below which the Company would not consider a merger or acquisition with a target company. Moreover, management may identify a target company, which is generating losses, which it will seek to acquire or merge with the Company. The merger with or acquisition of a target company which is generating losses or which has negative shareholders' equity may have a material adverse effect on the price of the Company's Common Shares.

Plan of Acquisition
-------------------
The Company intends to use the following approach to identify its most suitable acquisition candidates.

Management intends to concentrate on identifying any number of preliminary prospects that may be brought to their attention through present associations. Management will then evaluate the preliminary prospects. Essentially, this will entail a determination by management whether or not the prospects have potential for success. During this initial screening process, management will ask and receive answers to questions framed to provide appropriate threshold information, depending upon the nature of the prospect's business.

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

Assuming management is able to complete the preliminary evaluation process and select a limited number of companies for further study, of which there can be no assurance, the Company may enter into preliminary negotiations with target company management in order to obtain detailed financial and operational information. Following the Company's receipt of such information, management will conduct an in depth analysis of five (5) major areas of concern with respect of the target company.

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

Management will review the acceptance of the target company's product in the market place Management will also review whether or not the product is realistic (therefore, is there potential for the product to be workable and for to fulfill its intended purpose.

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

Additional Risk Factors
-----------------------
WE HAVE INCURRED SUBSTANTIAL OPERATING LOSSES AND OUR AUDITORS HAVE ISSUED A "GOING CONCERN" AUDIT OPINION

     Our financial statements filed with the United States Securities and Exchange Commission have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our auditors have expressed reservations in their audit letter for the fiscal year ended September, 2001 about our ability to continue as a going concern. As discussed in our financial statements, we have incurred significant operating losses in our most recent fiscal year and have a working capital deficit and negative tangible net worth.

YOU MAY BE UNABLE TO EFFECTIVELY EVALUATE OUR COMPANY FOR INVESTMENT PURPOSES BECAUSE OUR BUSINESSES HAVE EXISTED FOR ONLY A SHORT PERIOD OF TIME

     We began our current operations in April 2000. As stated above, we have recently divested our primary subsidiary, VCNC. As a result, we have no significant operating history upon which you may evaluate our business and prospects. In addition, you must consider our prospects in light of the risks and uncertainties encountered by companies in an early stage of development in new and rapidly evolving markets. We had no revenues from operations prior to the acquisition of our VCNC subsidiary, and with its divestiture we again have no current revenue source. In addition, we have no significant assets or financial resources The success of the our proposed plan of operation will depend to a great extent on the operations, financial condition and management of any future acquisitions and the success of joint ventures into which we enter. Our ability to integrate subsidiaries' activities into our consolidated operations is uncertain. The success of joint ventures will be determined by the abilities of our joint venture partners and the financial marketplace. The success of our operations may be dependent upon numerous factors beyond our control.


THE MARKET PRICE OF OUR COMMON STOCK MAY EXPERIENCE FLUCTUATION UNRELATED TO OPERATING PERFORMANCE, INCLUDING FUTURE PRIVATE OR PUBLIC OFFERINGS OF OUR CAPITAL STOCK

     The market price of the Common Stock of the Company may experience fluctuations that are unrelated to the Company's operating performance. In particular, the Company may increase its capital by making private or public offerings of its Common Stock, securities convertible into its Common Stock, preferred stock or debt securities. The actual or perceived effect of such offerings, the timing of which cannot be predicted, may be the dilution of the book value or earnings per share of the Common Stock outstanding, which may result in the reduction of the market price of the Common Stock and affect the Company's ability to access the capital markets.

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

THE LOSS OF ANY OF OUR KEY PERSONNEL COULD SIGNIFICANTLY HARM OUR BUSINESS

     Our success depends to a significant degree upon the continuing contributions of our key management employees. The loss of the services of any key employee could significantly harm our business, financial condition and results of operations. There can be no assurance that we will be successful in retaining our key employees or that we can attract or retain additional skilled personnel as required. Failure to retain key personnel could significantly harm our business, financial condition and results of operations.

ANY ACQUISITIONS THAT WE MAY UNDERTAKE COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE SHAREHOLDER VALUE AND SIGNIFICANTLY HARM OUR OPERATING RESULTS

     We expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. While we have no current agreements or negotiations underway, we may buy businesses, products or technologies in the future. If we make any future acquisitions, we could issue stock that would dilute existing stockholders' percentage ownership, incur substantial debt or assume contingent liabilities. We have no experience in acquiring other businesses and technologies. Potential acquisitions also involve numerous risks, including: problems assimilating the purchased operations, technologies or products; unanticipated costs associated with the acquisition; diversion of management's attention from our core business; adverse effects on existing business relationships with suppliers and customers; risks associated with entering markets in which we have no or limited prior experience; and potential loss of the purchased organization's or our own key employees.

     We cannot assure that we would be successful in overcoming problems encountered in connection with such acquisitions, and our inability to do so could significantly harm our business.

CERTAIN "PENNY STOCK" REGULATIONS MAY APPLY TO OUR COMMON STOCK

     Our stock is considered so-called "penny stock." The so called "penny stock" low-priced securities regulations could affect the resale of our stock. These regulations require broker-dealers to disclose the risk associated with buying penny stocks and to disclose their compensation for selling the stock. They may have the effect of reducing the level of trading activity in the secondary market for the Common Stock.

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

     Like the stock of other technology companies, the price at which our common stock will trade is likely to be volatile and may fluctuate substantially due to factors such as: fluctuations in our quarterly results of operations, trading volume, the announcement of technological innovations or new products by us or our competitors, general conditions in the computer hardware and software industries, economic conditions generally, our ability to successfully increase its market share with its existing products while expanding its product base into other markets, the strength of our distribution channels, and variances between actual results of operations and the results expected by securities analysts.

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

FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN

     Some statements herein are forward-looking statements. These forward-looking statements include, but are not limited to, statements about our industry, plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. When used in this Form 10-K, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements. We do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Employees
---------
The Company presently has no employees; it's President, E. G. Marchi, will devote as much time as necessary to the affairs of the Company.

Consultants
-----------
The Company will employ consultants on an as-needed basis to perform services in addition to those provided by Mr. Marchi.


ITEM 2.   DESCRIPTION OF PROPERTY
---------------------------------
The Company currently rents office space on a month to month basis. The Company's mailing address is 3941 S. Bristol St. Unit E, Santa Ana, CA 92704. The Company believes that its facilities are adequate for its current needs.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------
The Company is not a party to any legal proceedings and management is not aware of any threatened legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
No matters were submitted during the fiscal year ended September 30, 2001, to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------
The over-the-counter bulletin board high and low quotations, as provided by Commodity Systems, Inc. (CSI) and reported on Yahoo.com, for the previous three fiscal years are included in the tables below.

Fiscal Year Ended September 30, 2001:
-----------------------------------------------
                        High                  Low
1st Quarter             $0.28                 $0.05
2nd Quarter             $0.07                 $0.05
3rd Quarter             $0.09                 $0.03
4th Quarter             $1.01                 $0.03

Fiscal Year Ended September 30, 2000:
-----------------------------------------------
                        High                  Low
1st Quarter             $0.05                 $0.05
2nd Quarter             $0.05                 $0.05
3rd Quarter             $1.50                 $0.75
4th Quarter             $1.25                 $0.05


Fiscal Year Ended September 30, 1999:
-----------------------------------------------
                        High                  Low
1st Quarter             $0.03                 $0.03
2nd Quarter             $0.03                 $0.03
3rd Quarter             $0.03                 $0.03
4th Quarter             $0.03                 $0.03


On December 31, 2001, the closing bid and asked prices of the Common Stock were $0.13 bid and $0.20 asked per share.

As of December 31, 2001, there were 5,787,043 shares of Common Stock issued and outstanding which were held by approximately 300 holders of record.

During the fiscal years ended December 31, 1999, September 30, 2000, and September 30, 2001, the Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company intends to apply its earnings, if any, in expanding its operations and related activities. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors.

ITEM 6.   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------
Results of Operations
----------------------

Revenues and Cost of Revenues
Revenues for the year ending September 30, 2001 were $0 compared with $55,875 for the year ending September 30, 2000. This change like a number to be considered here is reflective of the cessation of operations of the subsidiary, VPNCOM.NET Corporation (VCNC). Cost of revenue was also $0 for 2001, compared with $217,425 for 2000. This likewise can be attributed to the cessation of operations of the subsidiary, VPNCOM.NET Corporation (VCNC). The loss was thereby reduced by $161,550.

Non-Operating Income (Expense)
Interest expense was $17,576 in the year ended September 30, 2001 compared with $28,395 in the year ended September 30, 2000. Total Non-Operating Income (Expense) was ($6,651) in the year ended September 30, 2001 compared with ($95,390) in the year ended September 30, 2000. This reduction in Non-Operating loss can be attributed to the reduction in business activities necessitated by the cessation in operations of the subsidiary, VCNC.

The Company had a gain on disposal of the subsidiary VPNCOM.NET Corporation
(VCNC), amounting to $636,200.

Net Loss

Net loss for the year ended September 30, 2001 decreased to $190,886 as compared to $1,919,973 resulting Earning (loss) per share of ($.08) as compared to ($2.21) for the last year.

Cash Flows Operating Activities
During 2001 Net cash used in operating activities totaled $86,986 compared with $528,033 in 2000. Large changes occurred in the issuance of stock for consulting services ($188,578 in 2001 compared with $840,882 in 2000). These changes can be attributed to the cessation of operating activities of VCNC and its sale.

Cash Flow from Financing Activities
During 2001 cash received from financing activities totaled $85,756 compared with $657,374 in 2000. The largest change was in proceeds from notes payable ($19,000 in 2001 compared with $540,874 in 2000). There was also a note receivable that accounted for $103,500 in 2000. The reduction in total cash received can be attributed to the reduced levels of business activity associated with the cessation of operations of VCNC.


Due to changes on the marketplace and the upheaval surrounding "dot com" ventures, the Company elected to divest itself of VCNC, it's wholly owned subsidiary.

On November 6, 2000, VPN Communications Corporation (the Company) entered into an Enforceable Letter of Intent with Paul Stevens, a related party, to sell to Mr. Stevens 1,500 shares, which constitutes all of the issued shares, of the Company's wholly owned Subsidiary VCNC.

On June 13, 20001, the VPN Communications Corporation (the "Company) rescinded the enforceable letter of intent to divest itself of its wholly owned subsidiary and only operating unit, VCNC.

On August 7, 2001 the Company signed an agreement to sell to VCC Corporation, an unrelated entity, 1,500 shares, which constitutes all of the issued shares, of the Company's wholly owned Subsidiary VCNC.

The Company received, in exchange for the Subsidiary, $1 and indemnification, by VCC Corporation, against all claims arising from the outstanding liabilities of the Subsidiary in the amount of $645,079. As of the date of this transaction the Subsidiary had no on-going revenue and was producing no profit. The value of the assets totaled $8,879. This transaction resulted in a net gain to the Company of $636,200.

Income Taxes
The Company has not generated profit since its inception. No provision for taxes has been made except for franchise tax required by the State of California. The net operating loss (NOL) carry forward tax benefit totals $862,714 at the end of 2001. This compares to an NOL carry forward tax benefit of $796,570 at the end of 2000. The difference reflects the net profit loss in 2001. The Company's ability to utilize this tax benefit is subject to limitations; there is a 50% or more change in ownership of the Company.

On November 9, 2001 the company entered into a joint venture to support the financing and development of emerging companies. The Company owns 50% of the joint venture: A.M.F.S. Limited. In return for its 50% share the Company contributed 3,000,000 shares of its common stock, $0.001 par value. This stock will be used by the joint venture to guarantee loans made to unrelated third parties engaged in the targeted industries. As discussed earlier in this Form 10KSB the joint venture partner is Investors Millennium Management, Inc.

It is the Company's intention to seek opportunities to form joint ventures with other individuals or entities for the purpose of assisting in the financial development of emerging companies.

With the exception of the joint ventures, management does not anticipate the Company will earn any revenue except a minimal amount of interest until the conclusion of a merger or acquisition. There can be no assurance that the Company will enter any such merger or acquisition or that such transaction will prove profitable to the Company or its stockholders.

Liquidity and Capital Resources
-------------------------------
The Company has virtually no assets and, with the sale of VCNC, few or no liabilities. As of November 6, 2000 it has been dependent upon its officers for its minimal cash requirements. Management anticipates operational costs will remain limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions. There can be no assurance that funds for such purposes will be available to the Company on acceptable terms or at all.

The Company has no long-term capital commitments.

ITEM 7.   FINANCIAL STATEMENTS
------------------------------
Information with respect to this Item is set forth in "Index to Financial Statements".

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------
There have no events or conditions requiring reporting under the requirements of this item.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTORL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
---------------------------------------------------

The directors and executive officers of the Company, since March 2000, are as follows:

Name of Individual       Since         Age            Position
------------------    -------------   -----     ----------------------------
E.G. Marchi           March 2000       70       President,Chief Executive
                                                Officer and a Director
Ken Gough             December 2000    62       Director
Henry Smith           April 2001       55       Director

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

HENRY R. SMITH Ph.D., has been a Director since April of 2001. Dr. Smith has over 30 years experience in the healthcare industry. He was president and CEO of Allied Biotechnology, Inc. and was the founder and CEO of Associated Reference Laboratories., Inc. Dr. Smith received his Ph.D. in Medical Immunology from Leeds University School of Medicine, England.

KEN GOUGH has been a Director since December of 2000. Mr. Gough has held the positions of Corporate Director of Administration, Financial Manager, Developmental Manager, and Operations Manager for a number of corporations. In these positions Mr. Gough has worked with several governmental agencies: OSHA, EPA, DOT, FAA, FEMA, DOL, DOD and Department of State. Mr. Gough is a decorated veteran of Viet Nam and holds a degree in Business Management from the University of New York - Regents.

To the best of the knowledge of the Company, its directors, officers and 10% beneficial owners have filed all reports in compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended September 30, 2001.

TEM 10.  EXECUTIVE COMPENSATION TABLE

----------------- ---- ------------- ---------------- ------------ --------
    Name          Year     Salary      Stock Awards      Options     Other
                          Received
----------------- ---- ------------- ---------------- ------------ --------
E. G. Marchi      2001   0             0                0            0
----------------- ---- ------------- ---------------- ------------ --------
E. G. Marchi      2000   0             235,598          0            0
----------------- ---- ------------- ---------------- ------------ --------
Ken Gough         2001   0             0                0            0
----------------- ---- ------------- ---------------- ------------ --------
Ken Gough         2000   0             41,872           0            0
----------------- ---- ------------- ---------------- ------------ --------
Henry Stevens     2001   0             0                0            0
----------------- ---- ------------- ---------------- ------------ --------
Henry Stevens     2000   0             0                0            0
----------------- ---- ------------- ---------------- ------------ --------

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following tables set forth certain information regarding the beneficial ownership of Common Stock as of December 31, 2001, (except as otherwise indicated by footnote) by (i) each person (including any "group" as that term is used in Section 13 (d) (3) of the Securities Exchange Act of 1934) known by management to own beneficially more than five percent of the Company's outstanding Common Stock, (ii) each of the Company's directors, and (iii) all executive officers and directors of the Company as a group:

------------------------------ ---------------------- ------------------
Management Shareholders           Shares of Common         Percent of
                                 Stock Beneficially       Outstanding
                                       Owned                 Stock
------------------------------ ---------------------- ------------------
A.M.F.S. Limited
575 Anton Blvd. Suite 300             3,000,000              51.8%
Costa Mesa, CA 92626
------------------------------ ---------------------- ------------------
E.G. Marchi
3941 S. Bristol St. Unit E            1,232,520              21.3%
Santa Ana, CA 92704
------------------------------ ---------------------- ------------------
Guaranteed Financial Trust
1061 E. Flamingo Rd.                   440,373                7.6%
Las Vegas NV 89119
------------------------------ ---------------------- ------------------
Kenneth Gough
3941 S. Bristol St. Unit E                   0                  0%
Santa Ana, CA 92704
------------------------------ ---------------------- ------------------
Henry Smith
3941 S. Bristol St. Unit E                   0                  0%
Santa Ana, CA 92704
------------------------------ ---------------------- ------------------
Directors and officers as a          1,232,520               21.3%
group
------------------------------ ---------------------- ------------------

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

Security Ownership of Certain Beneficial Owners

------------------------------- ------------- ------------- --------------------
Name and Address of               Title of    Amount and     Percent of Class of
Beneficial Owner                   Class      Nature  of     Equity Securities
                                              Beneficial
                                              Ownership
------------------------------- ------------- ------------- --------------------
MAI Financial LLC (1)              Common
3200 Bristol Street, Suite 725     Stock      901,488(1)          15.6%
Costa Mesa, CA 92626
------------------------------- --------------------------- --------------------
(1) E. G. Marchi, President of the Company, is deemed to be the beneficial owner of these shares of Common Stock of the Company owned by MAI Financial LLC, of which Mr. Marchi is the sole owner.
--------------------------------------------------------------------------------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
As of December 31, 2001, no officers or directors were indebted to the Company in any amount.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

The following documents are filed as a part of this report:
(a)  Exhibits

* Exhibits filed herewith. Other exhibits are incorporated by reference to previous filings.

2.1 Amended and Restated Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada on November 28, 1988,filed as Exhibit 3 to the Registrant's Post-Effective Amendment to the Registration Statement on Form S-18 filed with the Securities and Exchange Commission on January 26, 1989, and is incorporated herein by reference.

2.2 By laws of the Registrant as currently in effect, filed as Exhibit 3 to the Registrant's Registration Statement on Form S-18 filed with the Securities and Exchange Commission on February 24, 1987, and as incorporated herein by reference.


(b) Reports on Form 8-K
-----------------------
8K filed on 5/3/2000    - Acquisition of VPNCOM.NET Corporation.

8K filed on 5/30/2000   - Change in Accountant from Schvaneveldt & Company
                          to Kabani & Company.

8K filed on 6/16/2000   - Change in fiscal year end to September 30.

8K/A filed on 6/19/2000 - Audited Financials and Pro Forma of VPNCOM.NET
                          Corporation.

8K/A filed on 6/20/2000 - Adjusted Audited Financials and Pro Forma of
                          VPNCOM.NET Corporation.

8K filed on 11/20/2000  - Sale of subsidiary, VPNCOM.NET Corporation.

8K filed on 8/13/2001   - Rescinding Sale of subsidiary, VPNCOM.NET
                          Corporation and Purchase of Omnetrix.

8K filed on 11/7/2001   - Rescinding Purchase of Omnetrix.

                          Index to Financial Statements

                                                                     Page

Independent Auditors' Report.                                        F-2

     Balance sheet as of September 30, 2001                          F-3

     Statements of operations for each of the years
     in the two-year period ended September  30, 2001                F-4

     Statements of stockholders' equity for each of the years
     in the two-year period ended September  30, 2001                F-5

     Statements of cash flows for each of the years
     in the two-year period ended September  30, 2001                F-6

     Notes to financial statements for each of the years
     in the two-year period ended September  30, 2001                F-7 to F-14

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 9, 2002,                    VPN COMMUNICATIONS CORPORATION.

                                            By:  /s/  E. G. Marchi
                                          -----------------------
                                                      E. G. Marchi, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures                          Title                            Date
- ------------------------     -------------------------         ------------

/s/  E. G. Marchi
--------------------------
     E. G. Marchi              President, Chief Executive       January 9, 2002
                               Officer, and a Director
/s/  Henry Smith
- ------------------------
     Henry Smith               Director                         January 9, 2002

/s/  Ken Gough
- ------------------------
     Ken Gough                 Director                         January 9, 2002

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
VPN Communication Corporation

We have audited the accompanying balance sheet of VPN Communication Corporation, a Nevada Corporation (the "Company") as of September 30, 2001 and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VPN Communication Corporation as of September 30, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $2,166,093 and excess of total liabilities over total assets of $443,415 on September 30, 2001. These factors as discussed in Note 3 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/  KABANI & COMPANY, INC.
---------------------------
     KABANI & COMPANY, INC.
     CERTIFIED PUBLIC ACCOUNTANTS


Fountain Valley, California
December 6, 2001

                         VPN COMMUNICATIONS CORPORATION

                                  BALANCE SHEET

                               SEPTEMBER 30, 2001





                                     ASSETS
                                     ------

CURRENT ASSETS:
           Cash & cash equivalent                                   $       169

                                                                    -----------
OTHER ASSETS:
           Deposit                                                           15
                                                                    -----------
                                                                    $       184
                                                                    ===========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------




CURRENT LIABILITIES:
           Accounts payable                                         $   351,004
           Accrued expenses                                              46,347
           Notes payable Related parties                                 27,248
           Note payable  Management Company                              19,000
                                                                    -----------
                       Total current liabilities                        443,599





COMMITMENT

STOCKHOLDERS' DEFICIT
           Common stock, $.001 par value;
            50,000,000 shares authorized;
            2,787,043 shares issued and outstanding                       2,787
           Additional paid in capital                                 1,719,891
           Accumulated deficit                                       (2,166,093)
                                                                    -----------
                       Total stockholders' deficit                     (443,415)
                                                                    -----------
                                                                    $       184
                                                                    ===========


                     The accompanying notes are an integral
                      part of thses financial statements.

                         VPN COMMUNICATIONS CORPORATION

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000



                                                         2001           2000
                                                     -----------    -----------

Net revenue                                          $      --      $    55,875

Cost of revenue                                             --          217,425

Gross loss                                                  --         (161,550)
                                                     -----------    -----------
Total Operating Expenses                                 568,106      1,662,233

                                                     -----------    -----------
Loss from Operations                                    (568,106)    (1,823,783)

Non-Operating Income (expense):
         Interest expense                                (17,576)       (28,395)
         Other income                                     41,534          2,820
         Gain on sale of assets                            5,821
         Loss on retirement of assets                    (30,609)       (75,636)
                                                     -----------    -----------
Total Non-Operating Income (Expenses)                     (6,651)       (95,390)

Net loss before income tax and gain (loss) on               --             --
    discontinued segments and extraordinary item        (574,757)    (1,919,173)

Provision for income taxes                                 1,600            800

                                                     -----------    -----------
Net Loss before gain (loss) on disposal of
    segments and extraordinary item                     (576,357)    (1,919,973)

Disposal of segments                                     636,200           --
                                                     -----------    -----------
Net income (loss) before extraordinary item               59,843     (1,919,973)

Extraordinary item  Loss on settlement
    of a note payable                                   (250,729)          --
                                                     -----------    -----------
Net loss                                             $  (190,886)   $(1,919,973)
                                                     ===========    ===========
Basic & diluted weighted average number of
    common stock outstanding*                          2,389,188        867,651
                                                     ===========    ===========
Basic and diluted net Loss per share                 $     (0.08)   $     (2.21)
                                                     ===========    ===========


     * The Basic and diluted weighted average number of common stock outstanding have been adjusted retroactively to effect recapitalization upon reverse merger on April 19, 2000 and 9:1 reverse stock split on September 14, 2001.


                     The accompanying notes are an integral
                       part of thses financial statements.



                                            VPN COMMUNICATIONS CORPORATION

                                          STATEMENTS OF STOCKHOLDERS' DEFICIT

                                     FOR THE YEARS ENDED SEPTEMBER 30, 2001 & 2000



                                                           Common Stock
                                             -----------------------------------------                      Total
                                              Number of                     Additional    Accumulated   Stockholders'
                                                Shares         Amount     paid in capital    Deficit       Deficit
                                             -----------    -----------    -----------    -----------    -----------
Balance, September 30, 1999                          111    $    40,675    $      --      $   (55,234)   $   (14,559)

Recapitalization upon reverse merger             714,120        (34,247)       (41,175)          --          (75,422)

Issuance of shares for consulting services       505,943          4,554        836,328           --          840,882

Issuance of shares for cash                        1,926             17         12,983           --           13,000

Net loss for the year                               --             --             --       (1,919,973)    (1,919,973)
                                             -----------    -----------    -----------    -----------    -----------
Balance, September 30, 2000                    1,222,253    $    10,999    $   808,136    $(1,975,207)   $(1,156,072)

Effect of reverse stock split 9:1                   --          (22,296)        22,296           --             --

Cancellation of shares                           (11,596)          (104)       (65,362)          --          (65,466)

Stock issued for cancellation of debts           861,967          7,758        708,433           --          716,191

Issuance of shares for cash                      162,222          1,460         62,780           --           64,240

Issuance of shares for consulting services       552,196          4,970        183,608           --          188,578

Net loss for the year                               --             --             --         (190,886)      (190,886)
                                             -----------    -----------    -----------    -----------    -----------
Balance, September 30, 2001                    2,787,043    $     2,787    $ 1,719,891    $(2,166,093)   $  (443,415)
                                             ===========    ===========    ===========    ===========    ===========


All the shares have been retroactively restated to reflect a 9:1 reverse stock split.


                                        The accompanying notes are an integral
                                          part of thses financial statements.

                                                          F-5



                                VPN COMMUNICATIONS CORPORATION

                                   STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000



                                                                 September 30,  September 30,
                                                                     2001           2000
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                    $  (190,886)   $(1,919,973)
     Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
              Depreciation and amortization                           39,524         26,529
              Issuance of shares for consulting services             188,578        840,882
              Disposal of segment                                   (636,200)          --
              Extraordinary item  Loss on settlement of debt         250,729           --
              Cancellation of shares issued for compensation         (65,466)          --
              Recapitalization of the company                           --          (75,422)
              (Gain) loss on disposal of equipment                    30,609         (5,821)
              (Increase) / decrease of:
                       Prepaid expenses                               46,040        (46,040)
                       Deposit                                           (15)          --
              Increase of accounts payable & accrued expenses        250,101        651,812
                                                                 -----------    -----------
              Net cash used in operating activities                  (86,986)      (528,033)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
              Net proceeds from notes payable                         19,000        540,874
              Payments of notes payablerelated party                   2,516           --
              Proceeds from sale of common stock                      64,240         13,000
              Note receivable                                           --          103,500
                                                                 -----------    -----------
              Net cash provided by financing activities               85,756        657,374
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
              Acquisition of property & equipment                       --         (137,311)
                                                                 -----------    -----------

NET DECREASE IN CASH & CASH EQUIVALENTS                               (1,230)        (7,970)

CASH & CASH EQUIVALENTS, BEGINNING                                     1,399          9,369
                                                                 -----------    -----------
CASH & CASH EQUIVALENTS, ENDING                                  $       169    $     1,399
                                                                 ===========    ===========
SUPPLEMENTAL INFORMATION:

     CASH PAID FOR INTEREST                                      $      --      $      --
                                                                 ===========    ===========
     CASH PAID FOR INCOME TAXES                                  $      --      $      --
                                                                 ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITY

(1) On April 19, 2000 the company acquired all the outstanding shares of VPNCOM.Net in exchange for 1,500,000 ordinary shares of the company.

(2) The company issued 4,570,824 shares for consulting services of $840,882 for the year ended September 30, 2000.

(3) The company issued 552,196 shares for consulting services of $188,578 and 861,967 shares for cancellation of debts amounting $716,191 for the year ended September 30, 2001.

(4) The Company returned property and equipment acquired through capital leases to the lessor for $36,735 during the year ended September 30, 2001.


                            The accompanying notes are an integral
                              part of thses financial statements.

                                               F-6

                  VPN COMMUNICATIONS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000




1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Organization and Nature of Operation


The Company was organized November 29, 1986, under the laws of the state of Nevada, as Fernwood Financial, Inc. In 1988, the Company merged with Mimetics, Inc., a California Corporation and changed its name to Exhibitronix, Inc. In 1990-1991, the Company became insolvent and disposed of all of its assets to satisfy its creditors. From 1991 until June 30, 2000 the Company had no operations. On March 14, 2000, the Company changed its name from Exhibitronix, Inc. to VPN Communications Corporation. Pursuant to a reorganization agreement dated April 19, 2000, the Company acquired one hundred percent (100%) of the common shares of VPNCOM.Net Corporation (VPN).


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

On August 7, 2001, the Company sold the its subsidiary, VPN, for $1.00 with an agreement that the purchaser will assume any obligations, debts and liabilities of VPN.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its 100% wholly owned subsidiary, VPN, through August 7, 2001 (date of disposal of VPN). All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of VPN (on April 19, 2000) has been accounted for as a purchase and treated as a reverse acquisition since the former owners of VPNCOM.Net controlled 100% of the total shares of common stock of the Company outstanding immediately following the acquisition.

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

Income taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss). Valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

                  VPN COMMUNICATIONS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000



Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Stock-based compensation

The Company has adopted the disclosure provisions only of SFAS 123 and continues to account for stock based compensation using the intrinsic value method prescribed in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Common stock issued to employees for compensation is accounted for based on the market price of the underlying stock, generally the average low bid price.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Common stock issued to non-employees in exchange for services is accounted for based on the fair value of the services received.

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

                  VPN COMMUNICATIONS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000



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



Pension and other benefits

In February 1998, the Financing accounting standards board issued statement of financial accounting standards No. 132, Employers' disclosures about pension and other post-retirement benefits (SFAS No. 132), which standardizes the disclosure requirements for pension and other post -retirement benefits. The Company adopted this standard in 1998 and the implementation of this standard did not have any impact on its financial statements.



Costs of start-up activities

In April 1998, the ASEC of AICPA issued SOP No. 98-5, "Reporting on the costs of start-up activities", effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires the costs of start-up activities and organization costs to be expensed as incurred. The Company adopted this standard in fiscal 1999 and the implementation of this standard did not have a material impact on its financial statements.

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

Revenue
-------


Revenue represents estimated net realizable amounts from clients, third-party payers and others for services rendered and products sold. Revenue was recognized when services were performed or products were delivered to the customers.


Advertising

The Company expenses advertising costs as incurred.

Reclassifications

         Certain items in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current period's presentation. These reclassifications have no effect on the previously reported income (loss).

                  VPN COMMUNICATIONS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000



Recent Pronouncements:

On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.

SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement is effective for business combinations completed after June 30, 2001.

SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement becomes effective January 1, 2002.

Management is in the process of evaluating the requirements of SFAS No. 141 and 142, but does not expect these pronouncements will materially impact the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS 143 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS 144 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. Management is in the process of evaluating the requirements of EITF 00-27, but does not expect this pronouncement will materially impact the Company's financial position or results of operations.


3.  GOING CONCERN UNCERTAINTY


The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has incurred net losses from

                  VPN COMMUNICATIONS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


inception to September 30, 2001 of $2,166,093. The continuing losses have adversely affected the liquidity of the company. Losses are expected to continue for the immediate future. The Company's total liabilities exceed its total assets by $443,415. The Company faces continuing significant business risks, including, but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.





In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet it dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.





Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners which would enhance stockholders' investment. In that regard, the Company disposed of its subsidiary VPN on August 7, 2001. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.




4.  DISPOSAL OF SUBSIDIARY





On August 7, 2001, the Company sold its subsidiary, VPNCOM.NET to VCC Corporation for $1.00. The purchaser agreed to assume all obligations, debts and liabilities. The total value of the assets was $8,879 and the total liability was $645,079 for VPNCOM.NET as of August 7, 2001. VPN did not generate any revenue in the current fiscal year. The disposal of subsidiary resulted in a net gain of $636,200.





5.  ACCRUED EXPENSES





Accrued expenses as of September 30, 2001 consists of the following:


              Professional fees                $  15,000
              Accrued interest                     4,487
              Other accruals                      26,860
                                               ---------
                                               $  46,347
                                               =========

                  VPN COMMUNICATIONS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000



6.   NOTES PAYABLE - RELATED PARTIES





Notes payable consist of amounts payable to affiliated companies and shareholders. Notes are due on demand, unsecured and carry the interest rates of 10% or 12% per year. Interest expenses for the period ended September 30, 2001 and 2000 was $ 17,576 and $28,395, respectively.



During the year ended September 30, 2001, the Company issued 861,967 shares of common stock in exchange of notes payable amounting $716,191. The valuation of shares was based upon market value of the shares at the time of the consummation of the transaction.





7.    PAYABLE TO THE MANAGEMENT COMPANY



The Company has a note payable amounting $19,000 to the management Company. The note is due by June 15, 2002, bears an interest rate of 10% per annum and is unsecured. Included in accounts payable is $316,000 due to the management Company for the services performed.


8.       COMMON STOCK



During the year ended September 30, 2001, the Company issued 861,967 shares of common stock for cancellation of debts amounting $716,191, and 162,222 shares for cash amounting $64,240. The Company also issued 552,196 shares of common stock for services amounting $188,578 and cancelled 11,596 shares of previously issued common stock for compensation.




On September 14, 2001 the board of directors approved the 9:1 reverse stock split for the outstanding shares of the Company. All share and per share data have been retroactively restated to reflect these stock split.




9.  INCOME TAXES




Since the Company has not generated taxable income since inception, no provision for income taxes has been provided (other than minimum franchise taxes paid to the State of California). Differences between income tax benefits computed at the federal and state statutory rate and reported income taxes for the periods ended September 30, 2001 and 2000 are primarily attributable to the valuation allowance for net operating losses (NOL).

                  VPN COMMUNICATIONS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000



The net deferred tax (benefit) due to NOL carried forward, as of September 30, 2001 and 2000, consisted of the following:


                                       September 30, 2001    September 30, 2000
                                       ------------------    ------------------

Deferred tax asset                     $          862,714    $          796,570


Deferred tax asset valuation allowance           (862,714)             (796,570)
                                       ------------------    ------------------


     Balance                           $             --      $             --
                                       ==================    ==================



A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carryforwards cannot reasonably be assured.




Through September 30, 2001, the Company incurred net operating losses for federal tax purposes of approximately $2,254,000. The net operating loss carryforwards may be used to reduce taxable income through the year 2015. Net operating loss for carryforwards for the State of California are approximately $1,070,000 and are generally available to reduce taxable income through the year 2005. The availability of the Company's net operating loss carryforwards are subject to limitation since there is a 50% or more positive change in the ownership of the Company. The provision for income taxes consists of the California state minimum taxes imposed on corporations.




10.   EXTRAORDINARY ITEM




The Company settled debts amounting $465,462 by issuing 861,967 shares of common stock valued at the market price on the date of the consummation of the transaction for $716,191, resulting in an extraordinary loss of $250,729.





11.   COMMITMENT





The Company has entered into agreements with Securities Compliance Control, LLC
(SCC), a related party, whereby, SCC agrees to provide certain consulting services for a term of three years beginning on July 1, 2000 and ending on July 1, 2003. SCC was paid a retainer of $25,000 plus 20,000 shares of the company's common stock. Future compensation will be paid based upon number of hours of services provided at a predetermined rate plus 20,000 shares of the company's Common stock registered under S-8 registration, per month for the duration of the contract. The S-8 stock will be nondilutive, regardless of recapitalization, reconstruction or reorganization.

                  VPN COMMUNICATIONS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000



SCC may elect to receive compensation in all or in part, in the form of stock at 85% of the trading price of each share as of one week prior to submission of monthly invoice to the Company.




12.       SUBSEQUENT EVENT




On August 1, 2001 the Company entered into an agreement to purchase all of the outstanding shares (12,000,000 shares of common stock) of Omnetrix International of Colorado (OMXI). The Company was to exchange shares with the shareholders of OMXI on a one for one basis after a 9:1 reverse split of the Company's shares is accomplished. On October 25, 20001, the Company rescinded the reverse acquisition of Omnetrix International, a Colorado Corporation. All the stock that were to be issued to the shareholders of OMXI and were held by the stock transfer agent of the Company, in connection with the acquisition were cancelled.