Form 10QSB
period 2001-12-31
VPN COMMUNICATIONS CORP
filed 2002-02-14
CIK 827164

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended December 31, 2001

                         Commission File No. 000-26523

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

        Registrant's telephone number including area code: (480) 797-3434
                                 ---------------

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

                                       N/A

     Applicable only to corporate issuers.

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 5,787,043 as of February 8, 2002.

                      Transitional Small Disclosure Format

                                  Yes No / X /

PART I

Item 1.  FINANCIALS



                         VPN COMMUNICATIONS CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 2001

                                     ASSETS
                                     ------
CURRENT ASSETS:
              Cash & cash equivalent                                $        40

OTHER ASSETS                                                                 36

                                                                    $        76



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
              Accounts payable                                      $    26,795
              Accrued expenses                                           37,542
              Notes payable -Related parties                             27,248
              Note payable - Management Company                          19,000
              Convertible note- Management Company                      372,565
                          Total current liabilities                     483,150

COMMITMENT

STOCKHOLDERS' DEFICIT
              Common stock, $.001 par value;
              50,000,000 shares authorized;
              3,155,944 shares issued and outstanding                     5,787
              Additional paid in capital                              2,076,891
              Shares to be issued                                        22,044
              Investment in a joint venture                            (360,000)
              Accumulated deficit                                    (2,227,796)
                          Total stockholders' deficit                  (483,074)
                                                                    $        76

                         VPN COMMUNICATIONS CORPORATION
                            STATEMENTS OF OPERATIONS
          FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000

                                                        2001            2000
                                                    -----------     -----------

Net revenue                                         $         0     $         0
                                                    -----------     -----------

Cost of revenue                                               0           8,474
                                                    -----------     -----------

Gross loss                                                    0          (8,474)
                                                    -----------     -----------

Total Operating Expenses                                 58,591         111,200

Loss from Operations                                    (58,591)       (119,674)

Non-Operating Income (expense):
              Interest expense                           (2,312)         (6,454)
              Gain on sale of assets                          0           1,004
                                                    -----------     -----------
Total Non-Operating Income (Expenses)                    (2,312)         (5,450)

Net loss before income tax                              (60,903)       (125,124)

Provision for income tax                                    800           1,600


Net loss                                            $   (61,703)    $  (126,724)

Basic & diluted weighted average number of
    common stock outstanding*                         4,515,304         714,231

Basic and diluted net Loss per share                $     (0.01)    $     (0.18)


* The Basic and diluted weighted average number of common stock outstanding have been adjusted retroactively to effect a reverse stock split of 1:9 on September 14, 2001.

     Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is antidilutive.


                                          VPN COMMUNICATIONS CORPORATION
                                              STATEMENTS OF CASH FLOWS
                            FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000


                                                                                      2001                2000
                                                                                   ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                                                     $ (61,703)           $(126,724)
      Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
               Depreciation and amortization                                            --                  3,930
                                                                                   ---------            ---------
               Issuance of shares for consulting services                               --                411,633
                                                                                   ---------            ---------
               (Increase) / decrease of:
                         Prepaid expenses                                               --                 40,481
                                                                                   ---------            ---------
                         Other assets                                                    (21)                --
                                                                                   ---------            ---------
               Increase of accounts payable & accrued expenses                         3,195              109,965
               Net cash provided by (used in) operating activities                   (58,529)             439,285

CASH FLOWS FROM FINANCING ACTIVITIES:
               Net proceeds from notes payable                                          --                  1,000
                                                                                   ---------            ---------
               Increase in note payable-management company                            58,400                 --
               Payments of notes payable-related party                                  --               (434,524)
                                                                                   ---------            ---------
               Net cash used in financing activities                                  58,400             (433,524)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                      (129)               5,761

CASH & CASH EQUIVALENTS, BEGINNING                                                       169                1,399

CASH & CASH EQUIVALENTS, ENDING                                                    $      40            $   7,160

SUPPLEMENTAL INFORMATION:

      CASH PAID FOR INTEREST                                                       $    --              $    --
                                                                                   ---------            ---------
      CASH PAID FOR INCOME TAXES                                                   $    --              $    --
                                                                                   ---------            ---------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITY

(1) The company settled debts amounting $22,044 for 368,901 shares to be issued at the prevailing market price during the three month period ended December 31, 2001.

(2) The company issued 7,708,104 shares for cancellation of debt totaling $411,634 during the three month period ended December 31, 2000.

(3) The Company issued 3,000,000 shares valued at $360,000 as an investment in a joint venture. on November 16, 2001.

                  VPN COMMUNICATION CORPORATION AND SUBSIDIARY
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Organization and Nature of Operation

VPN Communication Corporation (the "Company") was organized November 29, 1986, under the laws of the state of Nevada, as Fernwood Financial, Inc. In 1988, the Company merged with Mimetics, Inc., a California Corporation and changed its name to Exhibitronix, Inc. In 1990-1991, the Company became insolvent and disposed of all of its assets to satisfy its creditors. From 1991 until June 30, 2000 the Company had no operations. On March 14, 2000, the Company changed its name from Exhibitronix, Inc. to VPN Communications Corporation.

Pursuant to a reorganization agreement dated April 19, 2000, the Company acquired one hundred percent (100%) of the common shares of VPNCOM.Net Corporation (VPN). VPNCOM.Net Corporation, formerly "City Pacific International USA, Inc.", was incorporated in the state of Nevada on July 15,1997 to provide telecommunications products and services for commercial and residential customers and clientele, directly or through joint ventures with strategic partners. On August 7, 2001, the Company sold the its subsidiary, VPN, for $1.00 with an agreement that the purchaser will assume any obligations, debts and liabilities of VPN.

Principles of Consolidation

The accompanying unaudited financial statements as on and for the period ended December 31, 2001, include accounts of the Company, whereas the unaudited consolidated financial statements for the period ended December 31, 2000 include the accounts of the Company and its 100% wholly owned subsidiary, VPN. All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of Preparation:

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the two years ended September 30, 2001 was filed on January 11, 2002 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002.

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

                  VPE COMMUNICATION CORPORATION AND SUBSIDIARY
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

2. DISPOSAL OF SUBSIDIARY

On August 7, 2001, the Company sold its subsidiary, VPNCOM.NET to VCC Corporation for $1.00. The purchaser agreed to assume all obligations, debts and liabilities. The total value of the assets was $8,879 and the total liability was $645,079 for VPNCOM.NET as of August 7, 2001.

3. RESCISION OF ACQUISITION

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

4. NOTES PAYABLE - RELATED PARTIES

Notes payable consist of amounts payable to affiliated companies and shareholders. Notes are due on demand, unsecured and carry the interest rates of 10% or 12% per year. Interest expenses for the period ended December 31, 2001 and 2000 was $ 2,312 and $6,454, respectively.

                  VPE COMMUNICATION CORPORATION AND SUBSIDIARY
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


During the year ended September 30, 2001, the Company settled debts amounting to $22,044 for 368,901 common shares to be issued. The valuation of the shares to be issued was based upon market value of the common stock at the time of the consummation of the transaction.

The Company has a note payable amounting to $19,000 payable to the management Company. The note is due by June 15, 2002, bears an interest rate of 10% per annum and is unsecured. The Company has a convertible promissory note payable amounting to $372,565 payable to the management Company. The note is due by January 20, 2002, bears an interest rate of 9% per annum and is unsecured. After the due date, the payee has the option to convert in whole or in part at any time at the payee's discretion, in the form of shares of common stock of the Company the note into common shares of the Company at $.06 per share.

5.  COMMITMENT

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

6.  INVESTMENT IN JOINT VENTURE

The Company issued 3,000,000 shares of its common stock as an investment towards a joint venture, A.M.F.S. Limited (AMFS), on November 9, 2001. The Joint venture is between the Company and Investors Millennium Management, Inc. (IMMI) for the purpose of providing financial enhancement for qualified strategic partners and introducing such entities to sources for them to access and acquire working capital. The joint venture is for a period of ten years from the date of the joint venture agreement. IMMI shall contribute its client database, consulting expertise and the relevant business contacts and sources, as well its systems and procedures. The profit and loss of the venture will be equally shared by both parties. IMMI will also act as the venture manager and will be compensated at $5,000 per month plus reasonable expenses and costs incidental to the performance of its duties. The Company has reflected the investment in the joint venture in the financial statements at December 31, 2001, as a contra equity item since the joint venture's only asset is the Company's own common stock.

7. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred net losses from inception to December 31, 2001 of $2,227,796. The continuing losses have adversely affected the liquidity of the company. Losses are expected to continue for the immediate future. The Company's current liabilities exceed its total assets by $483,074. The Company faces continuing significant business risks, including, but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

                  VPE COMMUNICATION CORPORATION AND SUBSIDIARY
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS



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

Item 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

     The discussion and financial statements contained herein are for the three months and the nine months ended December 31, 2001 and December 31, 2000. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

OVERVIEW

     On August 7, 2001 the Company signed an agreement to sell to VCC Corporation, an unrelated entity, 1,500 shares, which constitutes all of the issued shares, of the Company's wholly owned Subsidiary VPNCOM.net (the Subsidiary).

     The Company received, in exchange for the Subsidiary, $1 and the assumption, by VCC Corporation, of all of the outstanding liabilities of the Subsidiary. The total value of the assets was $8,879 and the total liability was $645,079 for the Subsidiary as of August 7, 2001. As of the date of this transaction the Subsidiary has no on-going revenue and has produced no profit.

     On August 1, 2001 the Company executed an agreement to purchase all of the outstanding shares of Omnetrix International of Colorado (OMXI). The Company was to exchange shares with the shareholders of OMXI on a one for one basis after a 1:9 reverse split of the Company's shares was accomplished.

     On October 25, 20001, the Company rescinded the reverse acquisition of OMXI. All the stock that was to be issued to the shareholders of OMXI and was being held by the stock transfer agent of the Company, in connection with the acquisition was cancelled.

(A) PLAN OF OPERATIONS

     The Company expects to require minimal cash during the next three to nine months. The Company will depend on management for what funding is necessary. There is no assurance the Company will be successful in raising additional capital. However, the Company is actively seeking both institutional debt and private equity financing to assure that it will be capable of financing the continuation of the business. Should the Company fail to raise additional funding, it could be forced to curtail or even cease operations altogether.

     The Company expects, for the foreseeable future, to have, insufficient capital with which to provide merger or acquisition candidates with substantial cash or other assets. Management believes, however, that the Company offers owners of potential merger or acquisition candidates the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than would be required for them to conduct an initial public offering. Merger or acquisition candidate will, however, incur significant post-merger or post-acquisition registration costs in the event the candidate company's shareholders wish to offer a portion of their shares for subsequent sale.

     On November 9, 2001 the company entered into a joint venture to support the financing and development of emerging companies. The Company owns 50% of the joint venture: A.M.F.S. Limited. In return for its 50% share the Company contributed 3,000,000 shares of its common stock, $0.001 par value. This stock will be used by the joint venture to guarantee loans made to unrelated third parties engaged in the targeted industries. As discussed earlier in the Company's Form 10KSB filed with the Securities and Exchange Commission on January 16, 2001, the joint venture partner is Investors Millennium Management, Inc.

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

(B) RESULTS OF OPERATIONS

     The Company has generated little or no revenue and does not anticipate generating any material revenues apart from that generated by joint ventures into which the Company has entered and into which it may enter. At the present time, the Company's only cash requirements are for rent and salaries. The Company's sole source of capital during the three months ended December 31, 2001, was investment capital provided by related parties and third parties. The Company anticipates that it will require additional capital contributions to fund its operations during the next fiscal quarter ending March 31, 2002. The Company intends to seek investors for additional capital for continued operations. In addition, the Company is actively seeking institutional type investors as a source of funding. In the event the Company does not attract such capital, and is unable to generate revenues sufficient to support its expenses, it would be required to eventually curtail or even cease operations. The Company's substantial financial losses since its inception have raised a substantial doubt with the Company's auditors as to the Company's ability to continue as a going concern.

     The following table sets forth, for the periods indicated, selected financial information for the Company:

                                                       THREE MONTHS ENDED
                                                           December 31

                                                      2001                2000
  -------------------------------------------------------           ----------
Total revenue                                           $0                  $0

Cost of revenue                                         $0              $8,474
  --------------------------------------------------------          ----------
Gross loss                                              $0             ($8,474)

Total Operating Expenses                           $58,591            $111,200

  --------------------------------------------------------          ----------

Loss from operations                              ($58,591)          ($119,674)

  --------------------------------------------------------          ----------

  Interest expense                                 ($2,312)            ($6,454)

  Gain on sale of assets                                $0              $1,004

  --------------------------------------------------------          ----------
Loss before taxes                                 ($60,903)          ($125,124)

  --------------------------------------------------------          ----------
Provision for Income Taxes                            $800               $1600

  --------------------------------------------------------          ----------
Net loss                                          ($61,703)          ($126,724)

  --------------------------------------------------------          ----------

THREE MONTHS ENDED DECEMBER 31, 2001 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

     REVENUES AND COST OF REVENUES.

     The Company had no revenues for either the three months ended December 31, 2001 or for the corresponding period a year ago. The Company incurred revenue costs of $0 for the quarter ended December 31, 2001, as compared to $8,474 for the quarter ended December 31, 2000. The Company was still in the process of winding down its operations in the quarter that ended December 31, 2000. That winding down was completed and other operations have not yet begun. This accounts for the decrease to zero in cost of revenue over the two periods.

       GENERAL, ADMINISTRATIVE, AND SELLING EXPENSES.

       Operating expenses were $58,591 for the quarter ended December 31, 2001, as compared to $119,674 for the quarter ended December 31, 2000. The decrease in operating expenses was due to a decrease in the overall operations in the period, as compared to the same period last year. The Company operated at a minimum level of activity in the period ended December 31, 2001.

     INTEREST EXPENSE.

     The Company had $2,312 of interest expense for the three months ended December 31, 2001 as compared to an interest expense of $6,454 for the three months ended December 31, 2000. Debt has been substantially reduced. Such interest as does accrue is largely as a result of convertible notes issued as payment to the management with which the Company has contracted to conduct some of its affairs.


     INCOME (LOSS) BEFORE TAXES.

     The Company has a loss before taxes of $60,903 for the three months ended December 31, 2001 as compared to a loss before taxes of $125,124 for the three months ended December 31, 2000. The decrease in loss reflects the decrease in operations in the comparative periods.

     TAXES ON INCOME.

     Income tax provision for the three months ended December 31, 2001 were $800 as compared to income tax provision of $1600 for the three months ended December 31, 2000. The provision is for minimum state income taxes required in the state of California.

     NET INCOME/LOSS

     The Company had a net loss of $61,703 for the quarter ended December 31, 2001 as compared to a net loss of $126,724 for the quarter ended December 31, 2000. The decrease in loss is attributed to reduced costs associated with minimal operations.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has virtually no assets and, $483,150 in liabilities as of December 31, 2001. It is and has been dependent upon its officers for its minimal cash requirements. Management anticipates operational costs will remain limited until such time as a merger or acquisition is entered into. There can be no assurance that funds that are necessary for day to day operations will be available to the Company on acceptable terms or at all.

The Company has no long-term capital commitments.

PART II

OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

None

Item 2.   CHANGES IN SECURITIES

None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders of the Company during its fiscal quarter ended December 31, 2001.

Item 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit 99.1 Press Release announcing the Acquisition of Omnetrix International. - Previously filed and herewith incorporated by reference.

(b)    Reports on Form 8-K.

August 13, 2001 Current Report filed on Form 8-K announcing the acquisition of
         Omnetrix International of Colorado, the Recission of the Enforceable Letter of Intent to sell the Company's wholly owned subsidiary, VPNCOM.net to Mr. Paul Stevens, a related party; and the sale of VPNCOM.net to VCC Corporation.

November 7, 2001 Current Report filed on Form 8-K announcing the Recission of the acquisition of Omnetrix International of Colorado.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     VPN Communications Corporation

Date:  February 12, 2002
                                     By: /S/ E.G. Marchi
                                     -------------------------------------
                                             E. G. Marchi
                                             Director, President and
                                             Chief Executive Officer

Date:  February 12, 2002
                                     By: /S/ Ken Gough
                                     -------------------------------------
                                              Ken Gough
                                              Director
Date:  February 12, 2002
                                     By: /S/ Henry Smith
                                     -------------------------------------
                                              Dr. Henry Smith
                                              Director