Form 10QSB
period 2002-03-31
RESOURCE ASSET MANAGEMENT CORP
filed 2002-05-20
CIK 827164

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

     For the Quarter Ended                              Commission File No.
     ---------------------                              -------------------
        March 31, 2002                                       000-26523

                      Resource Asset Management Corporation
                      -------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                                93-0943718
            ------                                                ----------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

                          2950 E. Flamingo Rd., Suite B
                               Las Vegas, NV 89121
                               -------------------
                    (Address of Principal Executive Offices)

        Registrant's telephone number including area code: (702) 892-0990


--------------------------------------------------------------------------------
            Former name, former address, and former fiscal year end,
                         if changed since last report.

                         VPN Communications Corporation
                             3941 S. Bristol Unit E
                           Santa Ana, California 92704

                                 ---------------

    Check whether the issuer (1) filed all report required to be filed with
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
       has been subject to such filing requirements for the past 90 days.

                                Yes / X /  No /   /

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 9,155,944 as of May 8, 2002.

                      Transitional Small Disclosure Format

                                Yes /   /  No / X /

PART I
Item 1. FINANCIALS

                     RESOURCES ASSET MANAGEMENT CORPORATION
                   (FORMERLY, VPN COMMUNICATIONS CORPORATION)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                   (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS:
         Cash & cash equivalent                                       $    --

                                                                      ---------
                                                                      $    --
                                                                      =========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
         Accounts payable                                             $  24,830
         Accrued expenses                                                 5,621
         Notes payable -Related parties                                  28,848
         Note payable - Management Company                               19,000
         Convertible note- Management Company                           372,565
                                                                      ---------
                   Total current liabilities                            450,864

COMMITMENT

STOCKHOLDERS' DEFICIT
         Preferred Class A convertible stock,
          $.001 par value; 2,000,000 shares authorized;
          1,000,000 shares issued and outstanding                         1,000
         Common stock, $.001 par value;
          50,000,000 shares authorized;
          8,787,043 shares issued and outstanding                         8,787
         Shares to be issued                                             22,044
         Investment in a joint venture                                 (360,000)
         Accumulated deficit                                           (122,695)
                                                                      ---------
                   Total stockholders' deficit                         (450,864)
                                                                      ---------
                                                                      $    --
                                                                      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     RESOURCES ASSET MANAGEMENT CORPORATION
                   (FORMERLY, VPN COMMUNICATIONS CORPORATION)
                       CONSOLIDATED STATEMENT OF OPERATION
         FOR THE PERIOD FEBRUARY 26, 2002 (INCEPTION) TO MARCH 31, 2002
                                   (Unaudited)




Net revenue                                                         $      --

Cost of revenue                                                            --
                                                                    -----------

Gross loss                                                                 --

Total operating expenses                                                  1,000
                                                                    -----------
Net loss before income tax                                               (1,000)

Provision for income tax                                                    800
                                                                    -----------

Net loss                                                            $    (1,800)
                                                                    ===========


Basic & diluted weighted average number of
    common stock outstanding*                                         5,875,278
                                                                    ===========


Basic and diluted net Loss per share                                $   (0.0003)
                                                                    ===========




Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is antidilutive.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     RESOURCES ASSET MANAGEMENT CORPORATION
                   (FORMERLY, VPN COMMUNICATIONS CORPORATION)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE PERIOD FEBRUARY 26, 2002 (INCEPTION) TO MARCH 31, 2002
                                   (Unaudited)



CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                                          $(1,800)
      Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
                Issuance of shares for expenses paid by shareholders      1,000
                Increase of accounts payable & accrued expenses             800
                                                                        -------
                Net cash provided by (used in) operating activities        --
                                                                        -------


NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                         --

CASH & CASH EQUIVALENTS, BEGINNING                                         --
                                                                        -------

CASH & CASH EQUIVALENTS, ENDING                                         $  --
                                                                        =======

SUPPLEMENTAL INFORMATION:

      CASH PAID FOR INTEREST                                            $  --
                                                                        =======
      CASH PAID FOR INCOME TAXES                                        $  --
                                                                        =======



              The accompanying notes are an integral part of these
                       consolidated financial statements.

              RESOURCE ASSET MANAGEMENT CORPORATION AND SUBSIDIARY
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Organization and Nature of Operation

VPN Communication Corporation (the "Company") was organized November 29, 1986, under the laws of the state of Nevada, as Fernwood Financial, Inc. In 1988, the Company merged with Mimetics, Inc., a California Corporation and changed its name to Exhibitronix, Inc. During 1990 and1991, the Company became insolvent and disposed of all of its assets to satisfy its creditors. From 1991 to June 30, 2000, the Company had no operations. On March 14, 2000, the Company changed its name from Exhibitronix, Inc. to VPN Communications Corporation.

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

On March 31, 2002, the Company acquired one hundred percent (100%) of the common shares of Southwick Management, Inc. (SMI). SMI was incorporated in the state of Nevada on February 26, 2002. SMI plans to engage in acquiring and leasing equipment and facilities for timber extraction and related activities in Baja California, Mexico. The purchase was consummated by issuing 3,000,000 shares of common stock and 1,000,000 shares of Class A convertible preferred stock to former owners of SMI. For accounting purposes, the transaction has been treated as a re-capitalization of the Company, with SMI as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests. The operations of the Company have been included with those of SMI from the acquisition date.

On March 20, 2002, the board of directors approved the amendment of the Company's certificate of incorporation to change its name to Resources Asset Management Corporation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its 100% wholly owned subsidiary, SMI. All significant inter-company accounts and transactions have been eliminated in consolidation. The historical results for the period ended March 31, 2002 include both the Company (from the acquisition date) and SMI (from inception on February 26, 2002). All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of preparation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the two years ended September 30, 2001 was filed on January 11, 2002 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002.

Segment Reporting

During the periods ended March 31, 2002, the Company only operated in one segment, therefore segment disclosure has not been presented.

2.   RECENT PRONOUNCEMENTS

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

The adoption of above pronouncements, did not materially impact the Company's financial position or results of operations.

3.   NOTES PAYABLE - REALTED PARTIES

Notes payable of $28,848 consist of amounts payable to affiliated companies and shareholders. Notes are due on demand, unsecured and carry the interest rates of 10% or 12% per year. Interest expenses for the period ended March 31, 2002 was $ 1,049.

The Company has a note payable amounting $19,000 to the management Company. The note is due by June 15, 2002, bears an interest rate of 10% per annum and is unsecured. The Company has a convertible promissory note payable amounting $372,565 to the management Company. The note was due by January 20, 2002, bears an interest rate of 9% per annum and is unsecured. After the due date, the payee has the option to convert in whole or in part at any time at the payee's discretion, in the form of shares of common stock of the Company the note into common shares of the Company at $.06 per share.

4.   COMMITMENT

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

5.   INVESTMENT IN JOINT VENTURE

The Company issued 3,000,000 shares of its common stock as an investment towards a joint venture, A.M.F.S. Limited (AMFS), on November 9, 2001. The Joint venture is between the Company and Investors Millennium Management, Inc. (IMMI) for the purpose of providing financial enhancement for qualified strategic partners and introducing such entities to sources for them to access and acquire working capital. The joint venture is for a period of ten years from the date of the joint venture agreement. IMMI will contribute its client database, consulting expertise and the relevant business contacts and sources, as well its systems and procedures. The profit and loss of the venture will be equally shared by both parties. IMMI will act as the venture manager and will be compensated at $5,000 per month plus reasonable expenses and costs incidental to the performance of its duties.

6.   GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit from inception to March 31, 2002 of $122,695. The continuing losses have adversely affected the liquidity of the company. Losses are expected to continue for the immediate future. The Company's total liabilities exceed its total assets by $450,864. The Company faces continuing significant business risks, including, but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year. In this regard, the Company acquired SMI on March 31, 2002 (note
7).

7.   ACQUISITION

On March 31, 2002, the Company acquired one hundred percent (100%) of the common shares of Southwick Management, Inc. (SMI). The purchase was consummated by issuing 3,000,000 shares of common stock and 1,000,000 shares of Class A convertible preferred stock to former of owners of SMI. For accounting purposes, the transaction has been treated as a recapitalization of the Company, with SMI as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests. After the merger, the former shareholders of SMI own 69.20% of the total voting shares of the Company. Since SMI had no assets and did not have any operations prior to the acquisition, no proforma information has been provided.

8.   STOCKHOLDERS' EQUITY

Preferred stock:

As a part of the acquisition of SMI, the Company issued 1,000,000 shares of Class A convertible preferred stock to the former shareholders of SMI. Each Class A convertible preferred stock is eligible to be converted in to ten shares of common stock of the Company, twelve months after issuance of these shares. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of preferred shares shall be entitled to receive in cash out of assets of the Company before any amount shall be paid to the holders of common stock. The Company is authorized to issue 2,000,000 shares of Class A and 4,000,000 shares of Class B & C, each. No shares were issued for Class B and C, through March 31, 2002.

                                  Common stock

As a part of the acquisition of SMI, the Company issued 3,000,000 shares of common stock to the former shareholders of SMI.

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

     The discussion and financial statements contained herein are for the period ended March 31, 2002. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

OVERVIEW

     On March 18, 2002 the Company signed an agreement to buy all of the outstanding shares of Southwick Management, Inc., a Nevada corporation (SMI). SMI holds rights to acquire processing equipment for various forestry natural resources including timber in Baja California, Mexico. The purchase was consummated by issuing 3,000,000 shares of common stock and 1,000,000 shares of Class A convertible preferred stock to former owners of SMI. For accounting purposes, the transaction has been treated as a re-capitalization of the Company, with SMI as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests. The operations of the Company have been included with those of SMI from the acquisition date. On March 20, 2002, the board of directors approved the amendment of the Company's certificate of incorporation to change its name to Resources Asset Management Corporation.


(A) PLAN OF OPERATIONS

     The Company intends to raise additional capital to fund the operations and capital needs of SMI to expand its timber processing equipment business. The Company expects to require minimal cash, except for the SMI activity, during the next three to six months. The Company will depend on management for what funding is necessary. There is no assurance the Company will be successful in raising additional capital. However, the Company is actively seeking both institutional debt and private equity financing to assure that it will be capable of financing the continuation of the business and to support the activities of SMI. Should the Company fail to raise additional funding, it could be forced to curtail or even cease operations altogether.

     On November 9, 2001 the company entered into a joint venture to support the financing and development of emerging companies. The Company owns 50% of the joint venture: A.M.F.S. Limited. In return for its 50% share the Company contributed 3,000,000 shares of its common stock, $0.001 par value. As discussed earlier in the Company's Form 10KSB filed with the Securities and Exchange Commission on January 16, 2001, the joint venture partner is Investors Millennium Management, Inc. A.M.F.S. Limited is not operated or controlled by the Company, nor is it an affiliate.

     With the exception of the joint venture, management does not anticipate the Company will earn any revenue except a minimal amount of interest until such time as SMI starts to produce a return. There can be no assurance that the SMI will produce a return in the foreseeable future or that such a return will prove significant to the Company or its stockholders.

(B) RESULTS OF OPERATIONS

     The Company has generated little or no revenue and does not anticipate generating any material revenues apart from that generated by its joint venture (A.M.F.S. Limited) or its wholly owned subsidiary, SMI. The Company's expenses since SMI's inception through March 31, 2002 were $1,000 for organizational costs and $800 for taxes.. The Company anticipates that it will require additional capital contributions to fund its operations during the next fiscal quarter ending June 30, 2002. The Company intends to seek investors for additional capital for continued operations. In addition, the Company is actively seeking institutional type investors as a source of funding. In the event the Company does not attract such capital, and is unable to generate revenues sufficient to support its expenses, it would be required to eventually curtail or even cease operations. The Company's substantial financial losses have raised a substantial doubt with the Company's auditors as to the Company's ability to continue as a going concern.

     The Company has no long-term capital commitments.

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES

Preferred stock:

     As a part of the acquisition of SMI, the Company issued 1,000,000 shares of Class A convertible preferred stock to the former shareholders of SMI. Each Class A convertible preferred stock is eligible to be converted in to ten shares of common stock of the Company, twelve months after issuance of these shares. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of preferred shares shall be entitled to receive in cash out of assets of the Company before any amount shall be paid to the holders of common stock. The Company is authorized to issue 2,000,000 shares of Class A and 4,000,000 shares of Class B & C, each. No shares were issued for Class B and C, through March 31, 2002.

Common stock

     As a part of the acquisition of SMI, the Company issued 3,000,000 shares of common stock to the former shareholders of SMI.

Item 3. DEFAULTS UPON SENIOR SECURITIES

     None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the security holders of the Company during its fiscal quarter ended March 31, 2002.

Item 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit 1 Acquisition and Reorganization Agreement with Southwick Management, Inc. - Previously filed and herewith incorporated by reference.

(b)  Reports on Form 8-K.

April 8, 2002 Current Report filed on Form 8-K announcing acquisition of Southwick Management, Inc., and reorganization.

May 16, 2002 Current Report filed on Form 8-K/A amending Current Report filed on April 8, 2002.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Resource Asset Management Corporation

Date:  May 17, 2002
                              By: /S/ Howard Behling
                              -------------------------------------
                              Howard Behling
                              Director, President and Chief Executive Officer


Date:  May 17, 2002
                              By: /S/ E.G. Marchi
                              -------------------------------------
                              E. G. Marchi
                              Director, Vice President, Secretary and Treasurer

Date:  May 17, 2002
                              By: /S/ Charles Layton
                              -------------------------------------
                              Charles Layton
                              Director