Form 10QSB
period 2002-06-30
RESOURCE ASSET MANAGEMENT CORP
filed 2002-08-19
CIK 827164

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the Quarter Ended                                  Commission File No.

- ---------------------                                  --------------------

June 30, 2002                                            000-26523

Resource Asset Management Corporation

--------------------------------

(Name of small business issuer in its charter)

Nevada                                       93-0943718

- --------------------------------                        -------------------

(State or other jurisdiction of                        (IRS Employer

incorporation or organization)                        Identification No.)

2950 E. Flamingo Rd., Suite B

Las Vegas, NV 89121

---------------------------------

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

N/A

Applicable only to corporate issuers.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 12,155,944 as of July 8, 2002.

Transitional Small Disclosure Format

Yes                  No      / X /

PART I

ITEM 1.  FINANCIAL

RESOURCES ASSET MANAGEMENT CORPORATION
(FORMERLY, VPN COMMUNICATIONS CORPORATION)
CONSOLIDATED BALANCE SHEET
JUNE 30, 2002
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$266
Notes receivable	363,911
Advances	21,800
$385,977

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$30,206
Accrued expenses	63,386
Notes payable -Related parties	301,548
Note payable - Management Company	65,920
Total current liabilities	461,060

COMMITMENT

STOCKHOLDERS' DEFICIT
Preferred Class A convertible stock,
$.001 par value; 2,000,000 shares authorized;
1,000,000 shares issued and outstanding	1,000
Preferred Class C convertible stock,
$.001 par value; 4,000,000 shares authorized;
600,000 shares issued and outstanding	600
Common stock, $.001 par value;
50,000,000 shares authorized;
12,955,944 shares issued and outstanding	12,956
Additional paid in capital	2,310,722
Investment in a joint venture	(360,000)
Accumulated deficit	(2,040,361)
Total stockholders' deficit	(75,083)
$385,977

RESOURCES ASSET MANAGEMENT CORPORATION
(FORMERLY, VPN COMMUNICATIONS CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATION
FOR THE PERIOD FEBRUARY 26, 2002 (INCEPTION) TO JUNE 30, 2002
(Unaudited)

	For three months	From inception
	period ended	(February 26, 2002)
	June 30, 2002	to June 30, 2002

Net revenue	$-	$-

Cost of revenue	-	-

Gross loss	-

Total operating expenses	867,540	869,340

Other Income(Expense)
Interest Expense	13,509	24,244

Loss before income taxes and extraordinary item	(881,049)	(893,584)

Provision for income tax	-	800

Net loss before extraordinary item	(881,049)	(894,384)

Extraordinary item -loss on settlement of debts	1,025,082	1,025,082

Net loss	$(1,906,131)	$(1,919,466)

Basic & diluted weighted average number of
common stock outstanding*	10,203,001	9,025,860

Basic and diluted net Loss per share	$(0.1868)	$(0.2127)

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is antidilutive.

RESOURCES ASSET MANAGEMENT CORPORATION
(FORMERLY, VPN COMMUNICATIONS CORPORATION)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FEBRUARY 26, 2002 (INCEPTION) TO JUNE 30, 2002
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,919,466)
Adjustments to reconcile net loss to net cash
used in operating activities:
Issuance of shares for services	595,800
Loss on settlement of debts	1,025,082
Increase in advances	(21,800)
Increase of accounts payable & accrued expenses	64,941
Net cash used in operating activities	(255,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes receivable	(363,911)
Proceed from notes	319,620
Issuance of stock for cash	300,000
Net cash provided by financing activities	255,709

NET INCREASE IN CASH & CASH EQUIVALENTS	266

CASH & CASH EQUIVALENTS, BEGINNING	-

CASH & CASH EQUIVALENTS, ENDING	$266

SUPPLEMENTAL INFORMATION:

CASH PAID FOR INTEREST	$-
CASH PAID FOR INCOME TAXES	$-

RESOURCES ASSET MANAGEMENT CORPORATION

(FORMERLY, VPN COMMUNICATION CORPORATION)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Organization and Nature of Operation

VPN Communication Corporation (the “Company”) was organized November 29, 1986, under the laws of the state of Nevada, as Fernwood Financial, Inc. In 1988, the Company merged with Mimetics, Inc., a California Corporation and changed its name to Exhibitronix, Inc. During 1990 and1991, the Company became insolvent and disposed of all of its assets to satisfy its creditors. From 1991 to June 30, 2000, the Company had no operations. On March 14, 2000, the Company changed its name from Exhibitronix, Inc. to VPN Communications Corporation.

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

On March 20, 2002, the board of directors approved the amendment of the Company’s certificate of incorporation to change its name to Resources Asset Management Corporation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its 100% wholly owned subsidiary, SMI. All significant inter-company accounts and transactions have been eliminated in consolidation. The historical results for the period ended June 30, 2002 include both the Company (from the acquisition date) and SMI (from inception on February 26,2002). All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of preparation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the two years ended September 30, 2001 was filed on January 11, 2002 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002.

Segment Reporting

During the periods ended June 30, 2002, the Company only operated in one segment, therefore segment disclosure has not been presented.

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

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS 143 on the Company’s reported operating results, financial position and existing financial statement disclosure is not expected to be material.

In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented.  The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS 144 on the Company’s reported operating results, financial position and existing financial statement disclosure is not expected to be material.

The adoption of above pronouncements, did not materially impact the Company’s financial position or results of operations.

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that adoption of SFAS 145 will have a material effect on earnings or financial position.

In June 2002, the FASB issued SFAS No. 146 “ Accounting for Costs Associated with exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity’s commitment to an exit plan. This statement will not have a material impact on the Company’s financial statements.

1.

NOTES RECEIVABLE-RELATED PARTY

Notes receivables of $363,911 consist of amounts receivable from an affiliated company. The Company is related by a common officer. The notes are due on demand, unsecured and interest free for the first 90 days from April 1, 2002. Beginning July 1, 2002, the interest rate is 8% per year on the unpaid principal.

4.

ADVANCES

This advance amount of $21,800 represents the advance payments to the officers of the Company. The amount is interest free, due on demand and unsecured.

5.   NOTES PAYABLE – REALTED PARTIES AND EXTRAORDINARY LOSS

Notes payables of $301,548 consist of amounts payable to affiliated companies and shareholders.  Notes are due on demand, unsecured and carry the interest rates of 8% to 12% per year.  Interest expenses for the period ended June 30, 2002 was $ 6,053.

The Company has a note payable amounting $19,000 to the management company. The note is due by June 15, 2002, bears an interest rate of 10% per annum and is unsecured. The Company has a note payable amounting $46,920 to the management company. This note is due on demand, bears an interest rate of 10% per annum and is unsecured. The Company had a convertible promissory note payable amounting $372,565 to the management company. The note was settled in exchange of 2,530,000 shares of common stock of the Company amounting to $1,366,200 during the period ended June 30, 2002, which resulted in an extraordinary loss of $993,635.

6.  COMMITMENT

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

SCC may elect to receive compensation all or in part, in the form of stock at 85% of the trading price of each share as of one week prior to submission of monthly invoice to the Company.

7.  INVESTMENT IN JOINT VENTURE

The Company issued 3,000,000 shares of its common stock as an investment towards a joint venture, A.M.F.S. Limited (AMFS), on November 9, 2001. The Joint venture is between the Company and Investors Millennium Management, Inc. (IMMI) for the purpose of providing financial enhancement for qualified strategic partners and introducing such entities to sources for them to access and acquire working capital. The joint venture is for a period of ten years from the date of the joint venture agreement. IMMI will contribute its client database, consulting expertise and the relevant business contacts and sources, as well its systems and procedures. The profit and loss of the venture will be equally shared by both parties. IMMI will act as the venture manager and will be compensated at $5,000 per month plus reasonable expenses and costs incidental to the performance of its duties. Through, June 30, 2002, there was activity from the joint venture.

8.  GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit from inception to June 30, 2002 of $2,040,361. The continuing losses have adversely affected the liquidity of the company. Losses are expected to continue for the immediate future. The Company's total liabilities exceed its total assets by $75,083. The Company faces continuing significant business risks, including, but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year. In this regard, the Company acquired SMI on March 31, 2002 (note 9).

9.   ACQUISITION

On March 31, 2002, the Company acquired one hundred percent (100%) of the common shares of Southwick Management, Inc. (SMI). The purchase was consummated by issuing 3,000,000 shares of common stock and 1,000,000 shares of Class A convertible preferred stock to former of owners of SMI. For accounting purposes, the transaction has been treated as a recapitalization of the Company with SMI as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests. After the merger, the former shareholders of SMI own 69.20% of the total voting shares of the Company. The total voting shares include 10 votes for each preferred stock owned for a total of 10,000,000 million votes plus 3,000,000 votes for common stock owned. Since SMI had no assets and did not have any operations prior to the acquisition, no proforma information has been provided.

10.  STOCKHOLDERS’ EQUITY AND EXTRAORDINARY LOSS

Preferred stock:

As a part of the acquisition of SMI, the Company issued 1,000,000 shares of Class A convertible preferred stock to the former shareholders of SMI. Each Class A convertible preferred stock is eligible to be converted into ten shares of common stock of the Company, twelve months after issuance of these shares. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of preferred shares shall be entitled to receive in cash out of assets of the Company before any amount shall be paid to the holders of common stock. The Company is authorized to issue 2,000,000 shares of Class A and 4,000,000 shares of Class B and C, each. No share was issued for Class B through June 30, 2002. The Company issued 600,000 shares of Class C preferred stock for cash amounting $300,000 during the period ended June 30, 2002.

Common stock

As a part of the acquisition of SMI, the Company issued 3,000,000 shares of common stock to the former shareholders of SMI. During the period ended June 30, 2002, the Company issued 1,270,000 shares of common stock for consulting services amounting $595,800 of which 120,000 shares were issued to the related parties amounting $60,000 and 1,150,000 shares were issued to non-related parties amounting $535,800. The Company also issued 368,901 shares of common stock amounting $53,491 for debts settlement of $22,044, which resulted in an extraordinary loss of $31,447. The Company issued 2,530,000 share of common stock for the settlement of convertible note of $372,565 to management company amounting to $1,366,200.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The discussion and financial statements contained herein are for the period ended June 30, 2002.  The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements (including the Notes to the Consolidated Financial Statements) of the Company included herewith.

OVERVIEW

On March 18, 2002 the Company signed an agreement to buy all of the outstanding shares of Southwick Management, Inc., a Nevada corporation (SMI). SMI holds rights to acquire processing equipment for various forestry natural resources including timber in Baja California, Mexico. The purchase was consummated by issuing 3,000,000 shares of common stock and 1,000,000 shares of Class A convertible preferred stock to former owners of SMI. For accounting purposes, the transaction has been treated as a re-capitalization of the Company, with SMI as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests. The operations of the Company have been included with those of SMI from the acquisition date. On March 20, 2002, the board of directors approved the amendment of the Company’s certificate of incorporation to change its name to Resources Asset Management Corporation.

 (A) PLAN OF OPERATIONS

The Company intends to raise additional capital to fund the operations and capital needs of SMI to expand its timber processing equipment business. The Company expects to require minimal cash, except for the SMI activity, during the next three months. There is no assurance the Company will be successful in raising additional capital. However, the Company is actively seeking both institutional debt and private equity financing to assure that it will be capable of financing the continuation of the business and to support the activities of SMI. Should the Company fail to raise additional funding, it could be forced to curtail or even cease operations altogether.

(B) RESULTS OF OPERATIONS

The Company has generated no revenue and does not anticipate generating any material revenues apart from that generated by its joint venture (A.M.F.S. Limited) or its wholly owned subsidiary, SMI. The Company’s expenses since SMI’s inception through June 30, 2002 were $869,340. The Company anticipates that it will require additional capital contributions to fund its operations during the next fiscal quarter ending September 30, 2002. The Company intends to seek investors for additional capital for continued operations. In addition, the Company is actively seeking institutional type investors as a source of funding. In the event the Company does not attract such capital, and is unable to generate revenues sufficient to support its expenses, it would be required to eventually curtail or even cease operations. The Company's substantial financial losses have raised a substantial doubt with the Company's auditors as to the Company's ability to continue as a going concern.

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

During the period ended June 30, 2002 the Company issued 600,000 share of Class C preferred stock for cash amounting to $300,000.

No shares were issued for Class B, through June 30, 2002.

Common stock

As a part of the acquisition of SMI, the Company issued 3,000,000 shares of common stock to the former shareholders of SMI.

The Company issued 120,000 shares to the management company for consulting services.

The Company issued 1,150,000 to other unrelated parties for consulting services.

The Company issued 368,901 shares for debt settlement of $22,044.

The Company issued 2,530,000 shares of common stock for the settlement of convertible note of $372,565 to the management company amounting to $1,366,200.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders of the Company during its fiscal quarter ended June 30, 2002.

Item 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit 1 Acquisition and Reorganization Agreement with Southwick Management, Inc. – Previously filed and herewith incorporated by reference.

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

                                     Resource Asset Management Corporation

Date:  August 16, 2002

                                     By: /S/ Howard Behling

                                     -------------------------------------

                                             Howard Behling

                                             President Chief Executive Officer and Director,

Date:  August 16, 2002

                                     By: /S/ E.G. Marchi

                                     -------------------------------------

                                              E. G. Marchi

                                              Vice President and Director